Form 10QSB
period 2006-06-30
SILICA RESOURCES CORP
filed 2006-09-18
CIK 1368505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

☐      Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52169

SILICA RESOURCES CORPORATION

(Name of small business issuer in its charter)

NEVADA	71-0990401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1410 Parkway Boulevard, Suite 37B3, Coquitlam, British Columbia, Canada	V3B 3K9
(Address of principal executive offices)	(Zip Code)

(604) 715-0887
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  4,966,000 shares of common stock as of September 13, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

__________

SILICA RESOURCES CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended June 30, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended June 30, 2006 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our prospectus filed with the SEC on August 9, 2006. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited consolidated interim financial statements of Silica Resources Corporation are included in this Quarterly Report on Form 10-QSB:

__________

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$64,527	$71,697
FIXED ASSETS
Equipment, net	1,228	-

	$65,755	$71,697

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,349	$6,677
Due to related party	1,594	-

	18,943	6,677

STOCKHOLDERS' EQUITY
Capital stock
Authorized:
100,000,000 common shares, $0.001 par value,
Issued and outstanding:
4,926,000 common shares (March, 2006 - 4,526,000)	4,926	4,526
Additional paid in capital	94,374	74,774
Capital stock subscription	-	(2,000)
Deficit accumulated during the exploration stage	(52,488)	(12,280)

	46,812	65,020

	$65,755	$71,697

The accompanying notes are an integral part of these interim financial statements.

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
INTERIM STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2006	Cumulative Results of Operations from October 7, 2005 (date of inception) to June 30, 2006

Expenses
Consulting	$1,000	$1,000
Legal	12,974	,886
Management fees (Note 3)	3,000	3,000
Mineral property costs (Note 2)	14,466	14,766
Office and administration expenses	501	2,869
Professional fees	1,360	7,060
Travel	6,907	6,907

Net loss	$40,208	$52,488

Basic and diluted loss per share	$ 0.01

Weighted average number of shares outstanding - basic and diluted	4,379,077

The accompanying notes are an integral part of these interim financial statements

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30, 2006	Cumulative Results of Operations from October 7, 2005 (date of inception) to June 30, 2006
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(40,208)	$(52,488)
Item not requiring use of cash
Mineral property costs	-	300
Change in operating assets and liabilities
Accounts payable and accrued liabilities	10,672	17,349

NET CASH USED IN OPERATING ACTIVITIES	(29,536)	(34,839)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of office equipment	(1,228)	(1,228)

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds on sale of common stock	20,000	99,000
Common stock subscriptions	2,000	-
Due to related party	1,594	1,594

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,594	100,594

NET INCREASE (DECREASE) IN CASH	(7,170)	64,527
Cash, beginning	71,697	-

Cash, ending	$64,527	$64,527

Supplemental cash flow information:
Cash paid for:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these interim financial statements

Note 1. Nature of Operations and Basis of Presentation

Silica Resources Corporation (the "Company") was incorporated in the state of Nevada on October 7, 2005, and is in the exploration stage. The Company has acquired a mineral property located in the Yukon Territory, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production of proceeds for the sale thereof.

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $52,488 as at June 30, 2006 and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2006 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

Note 2. Mineral Property

Sydney Creek

By placer leases acquisition agreement dated March 15, 2006, the Company acquired a 100% undivided right, title and interest in and to a lease of the mineral property, known as "Sydney Creek Property", located in the Whitehorse Mining District of the Yukon Territory, Canada by the issuance of 6,000 common shares of the Company's common stock at $0.05 per share for total proceeds of $300 to an unrelated party. The term of the lease is one year, renewable for two additional periods of one year each, if the Company incurred the qualifying property expenditures required under the lease.

Note 3. Related Party Transactions

During the three months ended June 30, 2006, the Company incurred $3,000 in management fees to the president of the Company for management services rendered.

Note 4. Income Taxes

As of June 30, 2006, the Company had net operating loss carry forwards of approximately $53,000 that may be available to reduce future years' taxable income and will expire commencing in 2025. Availability of loss uage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Item 2.               Management's Discussion and Analysis

As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Silica Resources Corporation; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (iv) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended June 30, 2006 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended June 30, 2006 included in this quarterly report, as well as our prospectus filed with the SEC on August 9, 2006.

Overview

Our Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own an unpatented lease to prospect a five mile portion of Sydney Creek located approximately one mile downstream of Iron Creek, in the Whitehorse Mining Division of the Yukon Territory, Canada. The prospect lease covers an area of approximately 5 square miles. The prospect lease cannot be mined but can be eventually staked into claim, if it is kept in good standing.

The property covered by our prospect lease does not contain any substantiated mineral deposits or reserves of minerals. Minimal exploration has been carried out on the property. Accordingly, additional exploration of the property is required before any determination as to whether any commercially viable mineral deposit may exist. Our plan of operations is to carry out preliminary exploration work on the property in order to ascertain whether our prospect lease warrants advanced exploration to determine whether they possess commercially exploitable deposits of gold. We will not be able to determine whether or not the property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We acquired our prospect lease in March of 2006. We have obtained a geological report on the underlying property that has recommended an exploration program. We have determined to proceed with the first phase of this recommended exploration program. The estimated cost of this exploration program is $20,000. At June 30, 2006, we had cash of $64,527 and working capital of $45,584. Accordingly, we have sufficient funds to enable us to complete this initial phase of our exploration program. We will, however, require additional financing in order to complete full exploration of the property to determine whether sufficient mineralized material, if any, exists to justify staking the prospect lease into claim with the view to facilitating eventual mining and production. Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Exploration Stage Company

We are considered an exploration or exploratory stage company as we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the property covered by the prospect lease, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the property, and there is no assurance that we will discover one.

Acquisition of our Yukon Prospect Lease

On March 15, 2006, we entered into a Placer Lease Acquisition Agreement with Karl Gruber whereby we purchased our 100% interest in a lease to prospect a five mile portion of Sydney Creek located approximately one mile downstream of Iron Creek, in the Whitehorse Mining Division of the Yukon Territory. We obtained a geological report on the property prepared by Laurence Stephenson, P. Eng., in May 2006.

The prospect lease constitutes a disposition of land granted under the Placer Mining Act (Yukon Territory, Canada). The prospect lease cannot be mined but can be staked into claim if it is kept in good standing.

A prospect lease such as ours that is located along a creek typically covers a portion of the creek valley measured along the general direction thereof. The lease must conform to a base line established by official survey. The base line is located along the general direction of the central bottom lands of the valley, but not necessarily in the center of the valley. The base line is generally situated in a manner that ensures that all creek locations include the full width of the creek. Legal posts must be placed in the ground at both ends of the prospect lease, and a line must be well cut out (using hand methods only) between the posts.

The length of the prospect lease is measured along the base line. The end boundaries pass through the two end points at right angles to the base line and extend a maximum of 304.8 metres (1000 feet) on each side of the base line. Thus the side boundaries of the prospect lease are made parallel to, and 304.8 meters (1000 feet) from, the base line.

Our Ownership Interest in the Yukon Prospect Lease

We own title to the placer lease. The total area of the prospect lease is approximately 5 square miles.

The prospect lease has the following legal description:

Placer lease located in the following portions of Sydney Creek in the Whitehorse Mining Division of the Yukon Territory

Post 1 GPS Reading 60 48 17.7 x 133 09 21.0

Post 2 approximately 1 mile downstream of Iron Creek on the baseline of Sydney Creek

Post 1 5 miles downstream from Post 2

Post 2 GPS Reading 60 50 42.3 x 133 16 45.4

Property Description and Location of Our Prospect Lease

The property that is the subject of our prospect lease is located 28 miles west of Carcross in the Yukon Territory and approximately 62 miles east southeast of Whitehorse, the capital, in southwestern Yukon Territory. The property is located 10 miles from the Canol Highway (Highway #6), 26 miles from the junction at north of Teslin along the Alaskan Highway. Skagway, Alaska is located by road 26 miles to the west.

To date we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

Access, Climate, and Physiography, Local Resources and Infrastructure of Our Prospect Lease

The prospect lease lies below the confluence of Sydney and Iron Creeks, tributaries of Nisutlin River which flows into Lake Teslin, just off the Alaskan Highway, in the Yukon Coastal Mountain ranges. The area can be accessed by two wheel drive vehicle from Whitehorse via the Alaskan Highway and is 10 miles off the Canol Highway (Highway #6). Whitehorse, the capital of the Yukon Territory, is a fully-serviced community of approximately 15,000 people and with rail and air transport and major power transmission. Local access to the prospect lease is gained from a system of old bush roads off the Canol Highway.

The property that is the subject of our prospect lease is located in an area that is part of the Yukon Plateau of the Canadian Cordillera with subdued rounded mountains with broad rolling upland inter-stream areas between north-northwesterly trending ranges which constitute the north-westward extension of the Cassiar Mountains into Alaska. In the area of the Nisutlin River valley, the elevations range from the 2500 feet to above 6000 feet and in that area of the prospect lease the elevation is just below 3000 feet. The Nisutlin River is navigable from Teslin Lake to Sidney Creek.

Lower slopes are forested and mantled by glacial drift and colluvium, reflecting the various phases of continental and alpine glaciation although local cliffs and creek canyons afford good rock exposure. (Colluvium refers to loose bodies of sediment that has been deposited or built up at the bottom of a low grade slope or against a barrier on that slope, transported by gravity.)

The vegetation is typical of the interior Yukon Plateau with a mix of fir trees with alder, willow and cottonwood on old trails and poorly drained areas. Climate is dramatically changed with long, cold winters and warmer summers.

All the population centres in the area totalling almost 15,000 people are within a one to two hour drive of the project and provide all amenities including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Construction and placer equipment companies are present in communities nearby while assay facilities are located in Whitehorse.

Prior Exploration

The Sidney-Iron Creek placer deposits were discovered in 1905 and work was conducted thereon intermittently until the mid 1930's. In the 1950's a professional geologist conducted examinations of the placers at the junction of the Sidney and Iron Creeks and reported on a test program of the placers in 1981 and in December of 1987.

No full scale or systematic exploration of the placers has been undertaken. Little surface mapping or sampling has been completed on the property that is the subject of our prospect lease. None of the prior exploration on the property has been completed by us, other than the preparation of a geological report.

We obtained a geological report on our prospect lease prepared by Laurence Stephenson, P.Eng., in May 2006. This report was based on information on our prospect lease included in the public domain, geologic maps, from recently released geological survey data and from Mr. Stephenson's geological experience in the area. Mr. Stephenson outlined a phased exploration program on our prospect lease. We have determined to proceed with this phased exploration program as outlined below under "Our Planned Exploration Program".

Present Condition and Current State of Exploration

Our prospect lease presently does not have any mineral reserves. The property that is the subject of our lease is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the property.

Geology of Our Prospect Lease

The area's bedrock geology is summarized as being part of the Coastal range of the Western Cordillera with younger Palaeozoic and Mesozoic stratified rocks to the southwest, including the area of the claims and a broad terrain of early Palaeozoic and Proterozoic rocks of the eastern part of the Cordillera to the northeast. The northwesterly trending fold axes of the stratified rocks are intruded by Cretaceous felsic and Permian- Jurassic mafic bodies.

Glaciation in the area consisted of several different episodes and included both continental and alpine types. The most recent continental ice sheets moved in a westerly to southwesterly direction and are antedated by alpine glaciation and prior continental glaciation. The peneplanation which is reflected in the rounded mountainous terrain tops, was due to the continental ice sheets while the sharp cirque and U-shaped valleys and residual lakes and gravel terraces were shaped by the latter alpine glacial reconcentration of the ancient detritus into the present day features.

Placer deposits occur as a result of the scouring of the rock by the glaciation, deposition of the debris and subsequent winnowing by their melt waters into active valley stream channels or old stream channels. Since this is an ongoing process that has occurred throughout the geological time scale, there are older "tertiary" channels that were deposited. Repetition of the alluvial process has had occasion to concentrate and/or re-distribute these older channels into new auriferous high grade "Eldorados".

Regional Geochemical

Regionally the area is anomalous in gold values as evidenced by the minor workings along the Sidney and Iron Creeks but no systematic surveying of the area by government can be identified as useful to the definition of concentrations of placer deposits.

Our Planned Exploration Program

Mr. Stephenson's geological report recommends a phased exploration work program on the prospect lease that will include reconnaissance geomorphology to assess the amount of placer material involved and a detailed placer pit testing program.

A budget of $20,000 is estimated for phase one and it is expected to take approximately three weeks to complete. We expect to commence this phase of the exploration program in October of 2006 depending on the availability of personal and equipment. To date, we have spent no exploration expenditures on the property, other than amounts spent in completing geological reports on our prospect lease.

The components of the budget for phase one of the work program are as follows:

Phase One	Budgeted Expense
Geologist Geomorphology (5 days @ $500/day)	$2,500
Geological technicians (2) (5 days @ $250/day)	2,500
Equipment rental (bulldozer, backhoe, processing plant vehicles, pumps for test pits @ $4000/day)	8,000
Fuel, Food, Field Supplies	2,500
Analysis - concentrate	200
Mobilizing equipment to site	1,000
Supervising report analysis	1,500
Contingency	1,800
Phase One Total:	$20,000

Our Board of Directors will make a determination whether to proceed with further exploration work upon completion of phase one. In completing this determination we will assess whether the results of phase one are sufficiently positive to enable us to obtain any additional financing that we will then require. This analysis will include an assessment of the market for financing of junior mineral exploration projects at the time of our assessment.

It is presently expected that phase two of the exploration program will cover detailed geological mapping and sampling of the area. Phase three will involve permitting for full-scale mining operations. The components of the budget for the second and third phases of the exploration work program are as follows:

Phase Two	Budgeted Expense
Mapping alluvium	$5,000
Drill site preparation including permitting	2,500
Drilling 200 meters (reverse circulation/water well drilling)	20,000
Bulk sample testing	26,500
Supervising report analysis	1,500
Contingency	5,000
Phase Two Total:	$60,000

Phase Three	Budgeted Expense
Permitting	$10,000
Initial preparation and equipment surety	55,000
Reporting and supervision	5,000
Phase Three Total:	$70,000

Our Board of Directors will make a determination whether to proceed with the third phase of the recommended work program only upon completion of phase two. In completing this determination we will make an assessment as to whether the results are sufficiently positive to enable us to obtain the additional financing that would be necessary for us to proceed.

We have not chosen anyone specific to conduct exploration work on the property. We intend to choose a geologist recognized in the Yukon Territory who has had experience working in the regional area of the property.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Yukon Territory. The term of our prospect lease is one year and it can be renewed twice. Accordingly, the lease may be held for a maximum of three years. Testing work must be performed and filed pursuant a prospecting program meeting certain minimal requirements under the Placer Mining Act no later than the anniversary date of the lease in each year. The prospecting program must involve at least $1,000 of work per mile, or $5,000 in total for the property covered by our prospect lease, on an annual basis. Our first work expenditure commitment of $5,000 must be incurred no later than March 15, 2007.

Any testing work undertaken on our prospect lease must be conducted in a manner that minimizes disruption to the environment, and must comply with applicable legislation including the Waters Act (Yukon Territory). Mining and preparing the ground for mining are not permitted on prospect leases.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Competition

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Employees

As of the date of this prospectus we have no significant employees other than our officers and directors. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the mineral property in order to carry our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $64,527 and working capital of $45,584 at June 30, 2006. We anticipate that our cash and working capital will be sufficient to enable us to complete phase one of our exploration program and to pay our general and administrative expenses for the next 12 months. However, our ability to complete phase two of the recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. We anticipate that our cash and working capital will be sufficient to enable us to sustain our operations for the next twelve months, provided that we do not complete phase two during this period. If we determine to proceed with phase two during the next twelve months, then we will require additional financing.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our prospect lease:

1.     Register our shares for resale by our selling stockholders and then obtain a trading symbol to trade our shares over the OTC Bulletin Board. Our first milestone is to complete the registration of our shares for resale by the selling stockholders named in this prospectus, effect registration of our common stock as a class under the Exchange Act concurrently with the effectiveness the registration statement of which this prospectus forms a part., and then obtain a trading symbol to facilitate quotation of our shares on the OTC Bulletin Board. We began this process on June 2, 2006, upon closing of our subscriptions. We plan to apply to the NASD for a trading symbol to begin trading our shares on the OTC Bulletin Board once our common stock has been registered as a class under the Exchange Act. The remaining costs are expected to be less than $10,000 to complete this milestone. The nature of these costs are audit, legal, transfer agent fees and SEC registration costs.

2.     We plan to conduct phase one of our recommended exploration program on our prospect lease. Phase one will consist of reconnaissance geomorphology to assess the amount of placer material involved and a detailed placer pit testing program to define targets for further work, and is estimated to cost approximately $20,000. We expect to commence this first phase of our exploration program in September of 2006 depending on the availability of personnel and equipment. Phase one is expected to take approximately three weeks to complete.

3.     If warranted by the results of phase one, we intend to proceed with a further phase of a recommended exploration program. At present we are not aware what such further phase will cost. We anticipate that we will have to raise additional funding in order to conduct any such phase two work program.

4.     We anticipate spending approximately $1,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $12,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual prospect lease fees and general office expenses.

As at June 30, 2006, we had cash reserves of $64,527 and working capital of $45,584. We anticipate that our cash and working capital will be sufficient to enable us to complete phase one of our exploration program and to pay for the costs of this offering and our general and administrative expenses for the next 12 months. However, our ability to complete phase two of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the 12 month period following the date of this registration statement, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of our exploration program. In the absence of such financing, we will not be able to continue exploration of our prospect lease and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase two our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our prospect lease following the completion of phase two. If we do not continue to obtain additional financing, we will be forced to abandon our prospect lease and our plan of operations will fail.

We may consider entering into a joint venture arrangement to provide the required funding to develop the prospect lease. We have not undertaken any efforts to locate a joint venture participant for the prospect lease. Even if we determined to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our prospect lease. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our prospect lease to the joint venture participant.

Results of Operations

In the following discussions, references to 2006 are to the period from inception to June 30, 2006.

Revenues

We have had no operating revenues since our inception on October 7, 2005 to June 30, 2006. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2006 and for 2006 are summarized below:

General and Administrative Expenses	Three Months Ended June 20, 2006	From October 7, 2005 (Date of Inception) to June 30, 2006
Consulting	$ 1,000	$ 1,000
Legal	12,974	16,886
Management Fees	3,000	3,000
Mineral Property Costs	14,466	14,766
Office and Administration Expenses	501	2,869
Professional Fees	1,360	7,060
Travel	6,907	6,907
Total General and Administrative Expenses	$40,208	$52,488

Net Loss

We had a net loss of $40,208 in the three months ended June 30, 206, and have incurred a net loss of $52,488 since inception on June 30, 2006.

Liquidity and Capital Resources

We had cash of $64,527 and working capital of $45,584 at June 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $33,000, as outlined above under the heading "Plan of Operations". We anticipate that our cash and working capital will be sufficient to enable us to complete phase one of our exploration program and to pay for the costs of this offering and our general and administrative expenses for the next 12 months. However, our ability to complete phase two of the recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. We anticipate that our cash and working capital will be sufficient to enable us to sustain our operations for the next twelve months, provided that we do not complete phase two during this period. If we determine to proceed with phase two during the next twelve months, then we will require additional financing.

Cash Used in Operating Activities

Cash used in operating activities was $29,536 for the three months ended June 30, 2006 and $34,839 for 2006, relating primarily to organizational activities. We anticipate that cash used in operating activities will increase in 2007 as discussed under "Plan of Operations".

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on October 7, 2005 to June 30, 2006, we have raised a total of approximately $101,000 from private offerings of our securities. During the three months ended June 30, 2006, net cash provided by financing activities was $23,594 from the sales of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the prospect lease and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral property. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at June 30, 2006, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are recorded at the exchange rates prevailing at the transaction date. Revenues and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

Item 3.               Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.               Unregistered Sales of Equity Securities

None.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Securities Holders

None.

Item 5.               Other Information

None.

Item 6.               Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
3.1	Our Articles of Incorporation.*
3.2	Our Bylaws.*
10.1	Form of Seed Capital Unit Private Placement Subscription Agreement for our company.*
10.2	Placer Leases Acquisition Agreement between Silica Resources Corporation and Karl Gruber, dated March 15, 2006.*
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.

*   Filed as an Exhibit to the Company's Registration Statement on Form SB-2, as filed with the SEC on July 14, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICA RESOURCES CORPORATION

Per:           /s/ "Jamie Oei"

Jamie Oei
President, Chief Executive Officer, Principal Executive Officer and a director
Date: September 14, 2006

__________