Form 10QSB
period 2006-09-30
SILICA RESOURCES CORP
filed 2006-11-17
CIK 1368505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,966,000 shares of common stock as of November 14, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

SILICA RESOURCES CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended September 30, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended September 30, 2006 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited consolidated interim financial statements of Silica Resources Corporation are included in this Quarterly Report on Form 10-QSB:
Description	Page
Balance Sheets as at September 30, 2006 and March 31, 2006	4
Interim Statements of Operations for the Three Months ended September 30, 2006, the Six Months ended September 30, 2006 and for the Period from October 7, 2005 (Date of Inception) to September 30, 2006	5
Interim Statements of Cash Flows for the Six Months ended September 30, 2006 and for the Period from October 7, 2005 (Date of Inception) to September 30, 2006	6
Notes to Interim Consolidated Financial Statements	7

__________

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
	September 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$35,951	$71,697

Equipment, net of depreciation of $46	1,182	-
	$37,133	$71,697

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,535	$6,677
Due to related party	2,594	-

	27,129	6,677

STOCKHOLDERS' EQUITY
Capital stock
Authorized:
100,000,000 common shares, $0.001 par value,
Issued and outstanding:
4,966,000 common shares (March 31, 2006 - 4,526,000)	4,966	4,526
Additional paid in capital	96,334	74,774
Capital stock subscription	(2,000)	(2,000)
Deficit accumulated during the exploration stage	(89,296)	(12,280)

	10,004	65,020

	$37,133	$71,697

The accompanying notes are an integral part of these interim financial statements

SILICA RESOURCES CORPORATION
 (An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended September 30,	Six months ended September 30,	Cumulative results of operations from October 7, 2005 (date of inception) to September 30,
	2006	2006	2006

Expenses
Amortization	$ 46	$ 46	$ 46
Consulting	-	1,000	1,000
Legal	22,511	35,485	39,397
Management fees (Note 3)	3,000	6,000	6,000
Mineral property costs (Note 2)	-	14,466	14,766
Office and administration expenses	9,062	16,470	18,838
Professional fees	2,189	3,549	9,249

Net loss	$ 36,808	$ 77,016	$ 89,296

Basic and diluted loss per share	$0.01	$0.02

Weighted average number of shares outstanding - basic and diluted	4,932,666	4,518,295

The accompanying notes are an integral part of these interim financial statements

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
	Six months ended September 30,	Cumulative results of operations from October 7, 2005 (date of inception) to September 30,
	2006	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,016)	$(89,296)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	46	46
Mineral property costs	-	300
Net change in working capital items	17,858	24,535

NET CASH USED IN OPERATING ACTIVITIES	(59,112)	(64,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of office equipment	(1,228)	(1,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	20,000	99,000
Common stock subscriptions	2,000	-
Due to related party	2,594	2,594

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,594	101,594

NET INCREASE (DECREASE) IN CASH	(35,746)	35,951

Cash, beginning	71,697	-

Cash, ending	$35,951	$35,951

Supplemental cash flow information:
Cash paid for:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these interim financial statements

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006

Note 1       Nature of Operations and Basis of Presentation

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $89,296 as at September 30, 2006 and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2006 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006

Note 2       Mineral Property

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

Note 3       Related Party Transactions

During the six months ended September 30, 2006, the Company incurred $6,000 in management fees to the president of the Company for management services rendered.

Note 4       Income Taxes

As of September 30, 2006, the Company had net operating loss carry forwards of approximately $89,000 that may be available to reduce future years' taxable income and will expire commencing in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

__________

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended September 30, 2006 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended September 30, 2006 included in this quarterly report.

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

We acquired our prospect lease in March of 2006. We have obtained a geological report on the underlying property that has recommended an exploration program. We have determined to proceed with the first phase of this recommended exploration program. The estimated cost of this exploration program is $20,000. At September 30, 2006, we had cash of $35,951 and working capital of $8,822. Accordingly, we anticipate that we will require additional financing to enable us to complete this initial phase of our exploration program. In addition, we will require additional financing in order to complete full exploration of the property to determine whether sufficient mineralized material, if any, exists to justify staking the prospect lease into claim with the view to facilitating eventual mining and production. Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Our Planned Exploration Program

The geological report that we received recommends a phased exploration work program on the prospect lease that will include reconnaissance geomorphology to assess the amount of placer material involved and a detailed placer pit testing program.

A budget of $20,000 is estimated for phase one and it is expected to take approximately three weeks to complete. We expect to commence this phase of the exploration program in early 2007, weather permitting, depending on the availability of personnel and equipment. To date, we have spent no exploration expenditures on the property, other than amounts spent in completing geological reports on our prospect lease.

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

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $35,951 and working capital of $8,822 at September 30, 2006. We believe that we will require additional financing to enable us to complete phase one of our exploration program and to pay our general and administrative expenses for the next 12 months. In addition, our ability to complete further phases of our recommended work program will be subject to us obtaining adequate financing.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our prospect lease:

1.       Obtain a trading symbol to trade our shares over the OTC Bulletin Board. We completed the registration under the U.S. Securities Act of certain of our shares for resale by the selling stockholders named in our prospectus dated August 9, 2006. In addition, we have registered our common shares as a class under the Exchange Act. We have applied to the NASD for a trading symbol to begin trading our shares on the OTC Bulletin Board. The remaining costs are expected to be less than $5,000 to complete this milestone. The nature of these costs are audit, legal and related fees.

2.       We plan to conduct phase one of our recommended exploration program on our prospect lease. Phase one will consist of reconnaissance geomorphology to assess the amount of placer material involved and a detailed placer pit testing program to define targets for further work, and is estimated to cost approximately $20,000. We expect to commence this first phase of our exploration program in early 2007, weather permitting, depending on the availability of personnel and equipment. Phase one is expected to take approximately three weeks to complete. We anticipate that we will have to raise additional funding in order to complete the phase one work program.

3.       If warranted by the results of phase one, we intend to proceed with phase two of a recommended exploration program. At present we estimate that a phase two program would cost approximately $60,000. If we complete phase two, our Board of Directors will make a determination whether to proceed with the third phase of the recommended work program, which is currently estimated to cost approximately $70,000. We anticipate that we will have to raise additional funding in order to conduct any such phase two or phase three work programs.

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

As at September 30, 2006, we had cash reserves of $35,951 and working capital of $8,822. We anticipate that we will require additional financing to enable us to complete phase one of our exploration program and to pay for the costs of obtaining a trading symbol and our general and administrative expenses for the next 12 months. In addition, our ability to complete phase two of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly, we anticipate that we will be required to obtain additional financing in order to complete our plan of operations during the next twelve months. We believe that debt financing will not be an alternative for us as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue exploration of our prospect lease and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase one and/or phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our prospect lease following the completion of phase two. If we do not continue to obtain additional financing, we will be forced to abandon our prospect lease and our plan of operations will fail.

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

Results of Operations

In the following discussions, references to 2006 are to the period from inception to September 30, 2006.

Revenues

We have had no operating revenues since our inception on October 7, 2005 to September 30, 2006. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2006 and for 2006 are summarized below:

General and Administrative Expenses	Three Months Ended September 30, 2006	From October 7, 2005 (Date of Inception) to September 30, 2006
Amortization	$ 46	$ 46
Consulting	-	1,000
Legal	22,511	39,397
Management Fees	3,000	6,000
Mineral Property Costs	-	14,766
Office and Administration Expenses	9,062	18,838
Professional Fees	2,189	9,249
Total General and Administrative Expenses	$36,808	$89,296

Net Loss

We had a net loss of $36,808 in the three months ended September 30, 2006, and have incurred a net loss of $89,296 since our inception on October 7, 2005 through September 30, 2006.

Liquidity and Capital Resources

We had cash of $35,951 and working capital of $8,822 at September 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $37,000, as outlined above under the heading "Plan of Operations". This estimate does not take into account estimated expenditures with respect to phases two and three of our exploration program, as these phases are contingent on the results of phase one as well as our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be $167,000.

We anticipate that we will require additional financing to enable us to complete phase one of our exploration program and to pay for the costs of obtaining a trading symbol as well as our general and administrative expenses for the next 12 months. In addition, our ability to complete phase two of the recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves.

Cash From Operating Activities

Cash from operating activities was $59,112 for the six months ended September 30, 2006 and $64,415 for 2006, relating primarily to organizational activities.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on October 7, 2005 to September 30, 2006, we have raised a total of approximately $101,000 from private offerings of our securities. During the six months ended September 30, 2006, net cash provided by financing activities was $24,594 from the sales of our securities.

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

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral property. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at September 30, 2006, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

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

__________

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

None.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Securities Holders

None.

Item 5.               Other Information

None.

Item 6.               Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
3.1	Our Articles of Incorporation.(*)
3.2	Our Bylaws.(*)
10.1	Form of Seed Capital Unit Private Placement Subscription Agreement for our company.(*)
10.2	Placer Leases Acquisition Agreement between Silica Resources Corporation and Karl Gruber, dated March 15, 2006.(*)
31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Chief Financial Officer.
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

(*)     Filed as an Exhibit to the Company's Registration Statement on Form SB-2, as filed with the SEC on July 14, 2006, and incorporated herein by this reference.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICA RESOURCES CORPORATION

Per:       /s/ Jamie Oei

Jamie Oei
President, Chief Executive Officer, Principal Executive Officer and a director
Date: November 16, 2006

__________