Form 10QSB/A
period 2006-09-30
SILICA RESOURCES CORP
filed 2006-12-27
CIK 1368505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Amendment No. 1)

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

(604) 715-0887
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

__________

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
	September 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 35,951	$ 71,697

Equipment, net of depreciation of $46	1,182	-
	$ 37,133	$ 71,697

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 24,535	$ 6,677
Due to related party	2,594	-

	27,129	6,677

STOCKHOLDERS' EQUITY
Capital stock
Authorized:
100,000,000 common shares, $0.001 par value,
Issued and outstanding:
4,966,000 common shares (March 31, 2006 - 4,526,000)	4,966	4,526
Additional paid in capital	96,334	74,774
Capital stock subscription	(2,000)	(2,000)
Deficit accumulated during the exploration stage	(89,296)	(12,280)

	10,004	65,020

	$ 37,133	$ 71,697

The accompanying notes are an integral part of these interim financial statements

SILICA RESOURCES CORPORATION
 (An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,	Six months ended September 30,	Cumulative results of operations from October 7, 2005 (date of inception) to September 30,
	2006	2006	2006

Expenses
Amortization	$ 46	$ 46	$ 46
Consulting	-	1,000	1,000
Legal	22,511	35,485	39,397
Management fees (Note 3)	3,000	6,000	6,000
Mineral property costs (Note 2)	-	14,466	14,766
Office and administration expenses	9,062	16,470	18,838
Professional fees	2,189	3,549	9,249

Net loss	$ 36,808	$ 77,016	$ 89,296

Basic and diluted loss per share	$ 0.01	$ 0.02

Weighted average number of shares outstanding - basic and diluted	4,932,666	4,518,295

The accompanying notes are an integral part of these interim financial statements

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
	Six months ended September 30,	Cumulative results of operations from October 7, 2005 (date of inception) to September 30,
	2006	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (77,016)	$ (89,296)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	46	46
Mineral property costs	-	300
Net change in working capital items	17,858	24,535

NET CASH USED IN OPERATING ACTIVITIES	(59,112)	(64,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of office equipment	(1,228)	(1,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	20,000	99,000
Common stock subscriptions	2,000	-
Due to related party	2,594	2,594

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,594	101,594

NET INCREASE (DECREASE) IN CASH	(35,746)	35,951

Cash, beginning	71,697	-

Cash, ending	$ 35,951	$ 35,951

Supplemental cash flow information:
Cash paid for:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

SILICA RESOURCES CORPORATION

Per:     /s/ Jamie Oei
            Jamie Oei
            President, Chief Executive Officer, Principal Executive Officer and a director
            Date:  December 27, 2006

__________