Form 10QSB
period 2006-12-31
SILICA RESOURCES CORP
filed 2007-02-14
CIK 1368505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,966,000 shares of common stock as of February 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

SILICA RESOURCES CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended December 31, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended December 31, 2006 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited interim financial statements of Silica Resources Corporation are included in this Quarterly Report on Form 10-QSB:
Description	Page
Balance Sheets as at December 31, 2006 and March 31, 2006	4
Interim Statement of Operations for the Three Months ended December 31, 2006, the Nine Months ended December 31, 2006, for the Period from October 7, 2005 (Date of Inception) to December 31, 2005 and for the Period from October 7, 2005 (Date of Inception) to December 31, 2006	5
Interim Statement of Cash Flows for the Nine Months ended December 31, 2006, for the Period from October 7, 2005 (Date of Inception) to December 31, 2005 and for the Period from October 7, 2005 (Date of Inception) to December 31, 2006	6
Notes to Interim Financial Statements	7

__________

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2006	2006
	(Unaudited)
ASSETS

CURRENT ASSET
Cash	$3,868	$71,697

Equipment, net	1,136	-
	_______	_______
Total assets	$5,004	$71,697
	======	======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,188	$6,677
Due to related party	5,594	-
	_______	_______
Total liabilities	14,782	6,677
	_______	_______

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized:
100,000,000 common shares, $0.001 par value,
Issued and outstanding:
4,966,000 common shares (March 31, 2006 - 4,526,000)	4,966	4,526
Additional paid in capital	96,334	74,774
Capital stock subscription	-	(2,000)
Deficit accumulated during the exploration stage	(111,078)	(12,280)
	_______	_______
Total stockholders' equity (deficit)	(9,778)	65,020
	_______	_______
Total liabilities and stockholders' equity (deficit)	$5,004	$71,697
	======	======

The accompanying notes are an integral part of these interim financial statements

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
INTERIM STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended December 31,	Nine months ended December 31,	Period from October 7, 2005 (date of inception) to December 31,	Cumulative results of operations from October 7, 2005 (date of inception) to December 31,
	2006	2006	2005	2006

Expenses
Amortization	$ 46	$ 92	$ -	$ 92
Consulting	-	1,000	-	1,000
Legal	11,889	47,374	-	51,286
Management fees (Note 3)	3,000	9,000	-	9,000
Mineral property costs (Note 2)	1,150	15,616	-	15,916
Office and administration expenses	1,305	17,775	7	20,143
Professional fees	4,392	7,941	-	13,641
	________	________	________	________
Net loss	$21,782 =======	$98,798 =======	$ 7 =======	$111,078 =======

Basic and diluted loss per share	$ 0.01 =======	$ 0.02 =======	$ - =======

Weighted average number of shares outstanding - basic and diluted	4,966,000 =======	4,595,200 =======	- =======

The accompanying notes are an integral part of these interim financial statements

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,	Period from October 7, 2005 (date of inception) to December 31,	Cumulative results of operations from October 7, 2005 (date of inception) to December 31,
	2006	2005	2006
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$ (98,798)	$ (7)	$ (111,078)
Non-cash items
Amortization	92	-	92
Mineral property costs	-	-	300
Change in operating assets and liabilities
Accounts payable and accrued liabilities	2,511	4	9,188
	_______	_______	_______
NET CASH USED IN OPERATIONS	(96,195)	(3)	(101,498)
	_______	_______	_______

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of office equipment	(1,228)	-	(1,228)
	_______	_______	_______
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Bank indebtedness	-	3	-
Proceeds on sale of common stock	22,000	-	101,000
Common stock subscriptions	2,000	-	-
Due to related party	5,594	-	5,594
	_______	_______	_______
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,594	3	106,594
	_______	_______	_______
CHANGE IN CASH	(67,829)	-	3,868

Cash, beginning	71,697	-	-
	_______	_______	_______
Cash, ending	$ 3,868 =======	$ - =======	$ 3,868 =======

Supplemental cash flow information:
Cash paid for:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these interim financial statements

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2006

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $111,078 as at December 31, 2006 and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2006 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2006

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

Note 3     Related Party Transactions

During the nine months ended December 3 1, 2006, the Company incurred $9,000 (2005 - $Nil) in management fees to the president of the Company for management services rendered.

Note 4     Income Taxes

As of December 31, 2006, the Company had accumulated net operating loss carry forwards of approximately $111,000 that may be available to reduce future years' taxable income and will expire commencing in 2025. The potential benefit of these losses, if any, has not been recorded in the financial statements as these losses are not likely to be recognized.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended December 31, 2006 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended December 31, 2006 included in this quarterly report.

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

We acquired our prospect lease in March of 2006. We have obtained a geological report on the underlying property that has recommended an exploration program. We have determined to proceed with the first phase of this recommended exploration program. The estimated cost of this exploration program is $20,000. At December 31, 2006, we had cash of $3,868 and working capital deficit of $9,778. Accordingly, we anticipate that we will require additional financing to enable us to complete this initial phase of our exploration program. In addition, we will require additional financing in order to complete full exploration of the property to determine whether sufficient mineralized material, if any, exists to justify staking the prospect lease into claim with the view to facilitating eventual mining and production. Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Our Planned Exploration Program

The geological report that we received recommends a phased exploration work program on the prospect lease that will include reconnaissance geomorphology to assess the amount of placer material involved and a detailed placer pit testing program.

A budget of $20,000 is estimated for phase one and it is expected to take approximately three weeks to complete. We expect to commence this phase of the exploration program in the first half of 2007, weather permitting, depending on the availability of personnel and equipment. To date, we have spent no exploration expenditures on the property, other than amounts spent in completing geological reports on our prospect lease.

The components of the budget for phase one of the work program are as follows:
Phase One	Budgeted Expense
Geologist Geomorphology (5 days @ $500/day)	$2,500
Geological technicians (2) (5 days @ $250/day)	2,500
Equipment rental (bulldozer, backhoe, processing plant vehicles, pumps for test pits @ $4000/day)	8,000
Fuel, Food, Field Supplies	2,500
Analysis - concentrate	200
Mobilizing equipment to site	1,000
Supervising report analysis	1,500
Contingency	1,800
Phase One Total:	$20,000 ======

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

It is presently expected that phase two of the exploration program will cover detailed geological mapping and sampling of the area. Phase three will involve permitting for full-scale mining operations. The components of the budget for the second and third phases of the exploration work program are as follows:
Phase Two	Budgeted Expense
Mapping alluvium	$5,000
Drill site preparation including permitting	2,500
Drilling 200 meters (reverse circulation/water well drilling)	20,000
Bulk sample testing	26,000
Supervising report analysis	1,500
Contingency	5,000
Phase Two Total:	$60,000 ======

Phase Three	Budgeted Expense
Permitting	$10,000
Initial preparation and equipment surety	55,000
Reporting and supervision	5,000
Phase Three Total:	$70,000 ======

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

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $3,868 and a working capital deficit of $9,778 at December 31, 2006. As such, we will require additional financing to enable us to complete phase one of our exploration program and to pay our general and administrative expenses for the next 12 months. In addition, our ability to complete further phases of our recommended work program will be subject to us obtaining adequate financing.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our prospect lease:

  We plan to conduct phase one of our recommended exploration program on our prospect lease. Phase one will consist of reconnaissance geomorphology to assess the amount of placer material involved and a detailed placer pit testing program to define targets for further work, and is estimated to cost approximately $20,000. We expect to commence this first phase of our exploration program in the first half of 2007, weather permitting, depending on the availability of personnel and equipment. Phase one is expected to take approximately three weeks to complete. We anticipate that we will have to raise additional funding in order to complete the phase one work program.

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

As at December 31, 2006, we had cash reserves of $3,868 and a working capital deficit of $9,778. As such, we will require additional financing to enable us to complete phase one of our exploration program and to pay for our general and administrative expenses for the next 12 months. In addition, our ability to complete phase two of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

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

Results of Operations

In the following discussions, references to 2006 are to the period from inception to December 31, 2006.

Revenues

We have had no operating revenues since our inception on October 7, 2005 to December 31, 2006. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2006 and for 2006 are summarized below:

General and Administrative Expenses	Three Months Ended December 31, 2006	From October 7, 2005 (Date of Inception) to December 31, 2006
Amortization	$ 46	$ 92
Consulting	-	1,000
Legal	11,889	51,286
Management Fees	3,000	9,000
Mineral Property Costs	1,150	15,916
Office and Administration Expenses	1,305	20,143
Professional Fees	4,392	13,641
Total General and Administrative Expenses	$21,782 ======	$111,078 =======

Net Loss

We had a net loss of $21,782 in the three months ended December 31, 2006, and have incurred a net loss of $111,078 since our inception on October 7, 2005 through December 31, 2006.

Liquidity and Capital Resources

We had cash of $3,868 and working capital deficit of $9,778 at December 31, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $32,000, as outlined above under the heading "Plan of Operations". This estimate does not take into account estimated expenditures with respect to phases two and three of our exploration program, as these phases are contingent on the results of phase one as well as our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be $162,000.

We anticipate that we will require additional financing to enable us to complete phase one of our exploration program and to pay for our general and administrative expenses for the next 12 months. In addition, our ability to complete phase two of the recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves.

Cash Used in Operating Activities

Cash used in operating activities was $96,195 for the nine months ended December 31, 2006 and $101,498 for 2006, relating primarily to organizational activities.

Cash Used in Investing Activities

Cash used in investing activities was $1,228 for the nine months ended December 31, 2006 and $1,228 for 2006, relating to the acquisition of office equipment.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on October 7, 2005 to December 31, 2006, we have raised a total of approximately $101,000 from private offerings of our securities. During the nine months ended December 31, 2006, net cash provided by financing activities was $29,594, primarily from the sales of our securities.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral property. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at December 31, 2006, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

SILICA RESOURCES CORPORATION

Per:      /s/ Jamie Oei
             Jamie Oei
             President, Chief Executive Officer, Principal Executive Officer and a director
             Date: February 13, 2007

__________