Form 10KSB
period 2007-03-31
SILICA RESOURCES CORP
filed 2007-07-16
CIK 1368505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-52169

SILICA RESOURCES CORPORATION
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-0990401 (I.R.S. Employer Identification No.)
1410 Parkway Boulevard, Suite 37B3, Coquitlam, British Columbia, Canada (Address of principal executive offices)	V3B 3K9 (Zip Code)
(604) 715-0887 Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          Yes    X                           No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                          Yes    X                                    No _____

State issuer's revenues for its most recent fiscal year:                          Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

To date no trades have been effected in our common equity on the Over-the-Counter Bulletin Board. Our most recent private placement sale of our common equity occurred in September 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
4,966,000 shares of common stock as at July 13, 2007

__________

_________

PART I

ITEM 1:          DESCRIPTION OF BUSINESS

We were incorporated on October 7, 2005 under the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own an unpatented lease to prospect a five mile portion of Sydney Creek located approximately one mile downstream of Iron Creek, in the Whitehorse Mining Division of the Yukon Territory, Canada. The prospect lease covers an area of approximately five square miles. The prospect lease cannot be mined but can be eventually staked into claim, if it is kept in good standing.

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

We acquired our prospect lease in March of 2006. We have obtained a geological report on the underlying property that has recommended an exploration program. We have determined to proceed with the first phase of this recommended exploration program. The estimated cost of this exploration program is $20,000. At March 31, 2007, we had cash of $124 and working capital deficit of $39,387. Accordingly, we do not have sufficient funds to enable us to complete the initial stage of our exploration program. We will require additional financing in order to complete this initial stage of our exploration program as well as any further exploration of the property to determine whether sufficient mineralized material, if any, exists to justify staking the prospect lease into claim with the view to facilitating eventual mining and production. Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

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

Our Ownership Interest in the Yukon Prospect Lease

We own title to the placer lease. The total area of the prospect lease is approximately five square miles.

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

Access, Climate, and Physiography, Local Resources and Infrastructure of Our Prospect Lease

The prospect lease lies below the confluence of Sydney and Iron Creeks, tributaries of Nisutlin River which flows into Lake Teslin, just off the Alaskan Highway, in the Yukon Coastal Mountain ranges. The area can be accessed by two wheel drive vehicle from Whitehorse via the Alaskan Highway and is 10 miles off the Canol Highway (Highway #6). Whitehorse, the capital of the Yukon Territory, is a fully-serviced community of approximately15,000 people and with rail and air transport and major power transmission. Local access to the prospect lease is gained from a system of old bush roads off the Canol Highway.

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

Prior Exploration

The Sidney-Iron Creek placer deposits were discovered in 1905 and work was conducted thereon intermittently until the mid 1930s. In the 1950s a professional geologist conducted examinations of the placers at the junction of the Sidney and Iron Creeks and reported on a test program of the placers in 1981 and in December of 1987.

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

A budget of $20,000 is estimated for phase one and it is expected to take approximately three weeks to complete. We expect to commence this phase of the exploration program by the end of calendar year 2007, provided that we have sufficient funds to do so and depending on weather conditions and the availability of personal and equipment.

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

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Yukon Territory. The term of our prospect lease is one year and it can be renewed twice. Accordingly, the lease may be held for a maximum of three years. Testing work must be performed and filed pursuant a prospecting program meeting certain minimal requirements under the Placer Mining Act no later than the anniversary date of the lease in each year. The prospecting program must involve at least $1,000 of work per mile, or $5,000 in total for the property covered by our prospect lease, on an annual basis. As of March 31, 2007, we have satisfied our first expenditure commitment of $5,000.

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

Employees

As of the date of this report we have no significant employees other than the officers and directors described in Item 9 hereof. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the mineral property in order to carry our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2:          DESCRIPTION OF PROPERTY

We own title to the placer lease to prospect a five mile portion of Sydney Creek located approximately one mile downstream of Iron Creek, in the Whitehorse Mining Division of the Yukon Territory, as more fully described above under Item 1.

ITEM 3:          LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

__________

PART II

ITEM 5:          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol SRCN. However, to date, no trades have been effected in our common stock on the OCT Bulletin Board.

We have 42 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  we would not be able to pay our debts as they become due in the usual course of business; or

  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6:          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our prospect lease:

  We plan to conduct phase one of our recommended exploration program on our prospect lease. Phase one will consist of reconnaissance geomorphology to assess the amount of placer material involved and a detailed placer pit testing program to define targets for further work, and is estimated to cost approximately $20,000. We expect to commence this first phase of our exploration program by the end of calendar year 2007, weather permitting, depending on the availability of personnel and equipment. Phase one is expected to take approximately three weeks to complete. We anticipate that we will have to raise additional funding in order to complete the phase one work program.

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

We estimate that our total expenditures over the next twelve months will be approximately $32,000. This estimate does not take into account estimated expenditures with respect to phases two and three of our exploration program, as these phases are contingent on the results of phase one as well as our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be $162,000.

As at March 31, 2007, we had cash reserves of $124 and a working capital deficit of $39,387. As such, we will require additional financing to enable us to complete phase one of our exploration program and to pay for our general and administrative expenses for the next 12 months. In addition, our ability to complete phase two of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the 12 month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we anticipate that we will be required to obtain additional financing in order to complete our plan of operations during the next twelve months. We believe that debt financing will not be an alternative for us as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue exploration of our prospect lease and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase one and/or phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our prospect lease following the completion of phase two. If we do not continue to obtain additional financing, we will be forced to abandon our prospect lease and our plan of operations will fail.

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

Results of Operations

In the following discussions, references to our fiscal year 2006 are to the period from inception on October 7, 2005 to March 31, 2006.

Revenues

We have had no operating revenues since our inception on October 7, 2005 to March 31, 2006. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses for the year ended March 31, 2007 and the year ended March 31, 2006 (that is, from inception on October 7, 2005 to March 31, 2006) and accumulated from inception to March 31, 2007 are summarized below:

General and Administrative Expenses	Year Ended March 31, 2007	Year Ended March 31, 2006 (from October 7, 2005 (Date of Inception) to March 31, 2006)	Accumulated from October 7, 2006 (Date of Inception) to March 31, 2007
Amortization	$ 138	$ -	$ 138
Consulting	1,000	-	1,000
Legal	63,344	3,912	67,256
Management Fees	12,000	-	12,000
Mineral Property Costs	15,616	300	15,916
Office and Administration Expenses	18,659	2,368	21,027
Professional Fees	16,560	5,700	22,260
Total General and Administrative Expenses	$127,317	$12,280	$139,597

Net Loss

We had a net loss of $127,317 in the year ended March 31, 2007 as compared to a net loss in the year ended March 31, 2006 of $12,280. We have incurred a net loss of $139,597 since our inception on October 7, 2005 through March 31, 2007.

Liquidity and Capital Resources

We had cash of $124 and working capital deficit of $39,387 at March 31, 2007.

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

Cash Used in Operating Activities

Cash used in operating activities was $102,938 for the year ended March 31, 2007 as compared to $5,303 for the year ended March 31, 2006.

Cash Used in Investing Activities

Cash used in investing activities was $1,228 for the year ended March 31, 2007 as compared to $nil for the year ended March 31, 2006.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on October 7, 2005 to March 31, 2007, we have raised a total of approximately $101,000 from private offerings of our securities. During the year ended March 31, 2007, net cash provided by financing activities was $32,593, primarily from the sales of our securities.

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

Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of the financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

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

Foreign Currency Translation

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

ITEM 7:          FINANCIAL STATEMENTS

Our audited financial statements as of March 31, 2007 and for the years ended March 31, 2007 and 2006, and the related notes to the financial statements, are filed as part of this annual report beginning on page 22 below, and are incorporated by reference in this Item 7.

ITEM 8:          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:        CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the "SEC").

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended March 31, 2007.

__________

PART III

ITEM 9:          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position	Commencement of Service as Officer or Director
Jamie Oei	30	President, Chief Executive Officer, Principal Executive Officer and a director	October 7, 2005
Robert Skelly	51	Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and a director	April 19, 2006
Lee Borschowa	35	Director	April 19, 2006
Karl Gruber	34	Director	April 19, 2006
Paul D. Brock	43	Director	May 3, 2007

Jamie Oei has served since inception of our company as President, Chief Executive Officer, Principal Executive Officer and a director. He also serves as a member of our Audit Committee. He currently devotes 10% of his time as a director and officer of our company. In addition, Mr. Oei is the head basketball coach at Douglas College, which has two campuses located in New Westminster and Coquitlam, British Columbia, Canada. Prior to Mr. Oei's engagement by Douglas College in April 2005, Mr. Oei was employed as the manager of the restaurant and bar at the Westwood Plateau Golf and Country Club, Coquitlam, British Columbia, from 2002 to 2004. He was the head coach of the Sallen Basketball Team in Uppsala, Sweden from September 2001 to June 2002, and the head basketball coach at Langara College in Vancouver, British Columbia, from July 1999 to December 2000. Mr. Oei is not a director or officer of any other U.S. reporting company.

Robert Skelly has served since April 19, 2006 as our Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director. He currently devotes 10% of his time to the company. Mr. Skelly is President of R.B. Skelly Sales, a sales and marketing company based in Vancouver, Canada. Mr. Skelly founded that company in 1989 and continues to run it. Previous to that Mr. Skelly was Vice-President of Dominion Industries, a private automotive parts manufacturing company based in Toronto, Ontario, for five years. While at Dominion Industries, Mr. Skelly was responsible for sales and marketing, and for accounting. While in Toronto, Mr. Skelly attended the University of Toronto and obtained a business degree. From 1976 to 1981 Mr. Skelly was employed by Canada Packers Inc. in Winnipeg, Manitoba, as the Management Accountant. Canada Packers, was the largest meat packing and processing company in Canada until 1991 when it merged with Maple Leaf Mills Limited to form Maple Leaf Foods Inc. Mr. Skelly also attended the British Columbia Institute of Technology and graduated with an undergraduate degree in sales and marketing. Mr. Skelly is not a director or officer of any other U.S. reporting company.

Lee Borschowa has served since April 19, 2006 as a director of our company and is a member of our Audit Committee. He currently devotes 1% of his time as a director of our company. Mr. Borschowa is Vice President of West Karma Inc., a private real estate investment company located in Vancouver, British Columbia. Prior to assuming his position at West Karma Inc. in April 2006, Mr. Borschowa worked for approximately two years as a Land Banking Consultant for Walton International Group Inc. Walton International focuses on the purchase of undeveloped land strategically located within and in proximity to, major North American cities, a concept known as "land banking." Walton International currently manages over 22,000 acres of land in Calgary and Edmonton, Alberta, the greater Golden Horseshoe area of Ontario and the greater Phoenix area of Arizona. Mr. Borschowa's responsibilities at Walton International include marketing and selling land under management by Walton International, as well as working with private investors who have invested in Walton International and their financial planners. Mr. Borschowa also has sales and marketing experience with other large firms, including time with Rothmans, Benson & Hedges Inc. between 2003 and 2004. He also worked with Coca-Cola Bottling Ltd. between 1998 and 2000. Mr. Borschowa owned and managed The Stone House Bar and Grill restaurant located in downtown Vancouver, British Columbia, from 2000 to 2003. Mr. Borschowa is not a director or officer of any other U.S. reporting company.

Karl Gruber has served since April 19, 2006 as a director of our company and is a member of our Audit Committee. He currently devotes 1% of his time as a director of our company. Since the fall of 2003, Mr. Gruber has been working as a private mining consultant in Whitehorse, Yukon Territory. During this period, he has worked as consultant in charge of exploration for several private exploration-stage companies, which include Lunaco Limited, Takhini Gas, and Daulton Gold Limited. From 2001 to 2003 he was employed in Portland Oregon as computer specialist working for Aluminet, a branch of NEC. From 1999 to 2001 he worked for Orasis, a telecom company in Portland where he was employed as a software integration engineer responsible for the software laboratory. From 1997 to 1999 Mr. Gruber worked for Frazer Telecom in Whitehorse, Yukon Territory, as a network installation specialist. Mr. Gruber is not a director or officer of any other U.S. reporting company.

Mr. Brock is a partner in FBP Capital Corp., an investment banking firm and private equity group. Mr. Brock has also been the President of Bent International Inc., a private company engaged in International Business and Trade consulting, from 1999 to the present. Mr. Brock is the Chairman of VendTek Systems Inc., a publicly traded company which develops software for the electronic distribution of financial services, through its subsidiaries VendTek Industries (Canada), VendTek Technologies (China) and VendTek Asia Pacific (Singapore). Mr. Brock served as President of VendTek Systems Inc. from December 1988 to June 2006. Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program, a graduate of Simon Fraser University's Executive Management Development Program and a member in good standing of the professional association of the Applied Science Technologists of British Columbia since 1998. In addition, Mr. Brock is a director of i-level Media Group Incorporated, Power Air Corporation and Zoro Mining Corp., which are reporting companies under the Exchange Act.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they resign or are removed from the board in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees

Other than our executive officers listed above, we do not have any significant employees.

Family Relationships

There are no family relationships among our directors or executive officers.

Committees of the Board Of Directors

We presently have an Audit Committee comprised of Messrs. Oei, Borschowa and Gruber. We presently do not have a compensation committee, a nominating committee, an executive committee of our Board of Directors, stock plan committee or any other committees. However, our Board of Directors is considering establishing various committees during the current fiscal year.

Code of Ethics

To date our Board of Directors has not adopted a code of ethics applicable to its principal executive officer, its principal financial officer, its principal accounting officer or controller, or persons performing similar functions. We have not done so due to our limited operating history to date. Our Board of Directors intends to consider and adopt a code of ethics in the near future.

Involvement in Certain Legal Proceedings

Except as otherwise described herein, none of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended March 31, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Jamie Oei President, Chief Executive Officer, Principal Executive Officer and a director	0	0	1
Robert Skelly Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a director	0	0	1
Lee Borschowa Director	0	0	1
Karl Gruber Director	0	0	1
Paul D. Brock Director	1	0	0

The Company filed a Form 8-A Registration Statement on August 8, 2006, pursuant to Section 12(g) of the Exchange Act. As such, as of that date, the Company's officers and directors became obligated to file statements pursuant to Section 16(a) of the Exchange Act. To date, none of Mr. Oei, Mr. Skelly, Mr. Borschowa and Mr. Gruber have filed a Form 3 pursuant to Section 16(a) of the Exchange Act.

ITEM 10:        EXECUTIVE COMPENSATION

Executive Compensation

Our officers do not receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses they may incur in connection with our business. The following table shows, in tabular format, that no compensation was paid to our executive officers during our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Jamie Oei President & CEO	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Robert Skelly Secretary, Treasure, & CFO	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Outstanding Equity Awards

We do not have any form of stock option plan or equity incentive plan. As such, there were no outstanding equity awards at the end of our fiscal year ended March 31, 2007, as set forth in the table below:

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Under- lying Unexer-cised Options (#) Exer-ciseable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-ciseable	Equity Inventive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Marked Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Marked or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jamie Oei	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Robert Skelly	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Compensation of Directors

Our directors do not receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses they may incur in connection with our business. The following table shows, in tabular format, that no compensation was paid to our directors during our last fiscal year:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Jamie Oei	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Robert Skelly	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lee Borschowa	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Karl Gruber	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Paul D. Brock	Nil	Nil	Nil	Nil	Nil	Nil	Nil

ITEM 11:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this Report by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.
Title of Class	Name and address of beneficial owner	Amount and nature of Beneficial Owner (1)	Percentage of Class (2)
Common stock	Jamie Oei	3,000,000	60.4%
Common stock	Robert Skelly	80,000(3)	1.6%
Common stock	Lee Borschowa	80,000(3)	1.6%
Common stock	Karl Gruber	6,000	0.1%
Common stock	Paul D. Brock	Nil	Nil
Common stock	All officers and directors as a group (five individuals)	3,166,000	62.7%

  Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

  Based on 4,966,000 shares of our common stock issued and outstanding as of July 13, 2006.

  Includes 40,000 shares of common stock underlying 40,000 common stock purchase warrants issued pursuant to the first tranche of our private placement of units that closed on March 31, 2006. Each unit was offered and sold at a price of $0.05, and consisted of one share of common stock and one non-transferable common stock purchase warrant. Each warrant is immediately exercisable and entitles the holder to acquire one additional share of common stock for a period of two years at an exercise price of $0.05 per share during the first year and $0.10 per share during the second year.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or by-laws, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM 12:        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  any of our directors or officers;

  any person proposed as a nominee for election as a director;

  any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

  any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Purchase of Shares by Jamie Oei

Jamie Oei, our President, Chief Executive Officer, Principal Executive Officer and a director, acquired 3,000,000 shares of our common stock at a price of $0.001 per share. Mr. Oei paid a total purchase price of $3,000 for these shares on December 31, 2005.

Issuance of Shares to Karl Gruber

On March 15, 2006, we issued 6,000 shares of our common stock at a deemed price of $0.05 per share to Karl Gruber, a director of our company, pursuant to a Placer Lease Acquisition Agreement.

Purchase of Units by Robert Skelly and Lee Borschowa

Robert Skelly (our Secretary, Treasurer, Principal Financial Officer and a director) and Lee Borschowa (a director), each acquired 40,000 units at a price of $0.05 per unit upon the completion of the first tranche of our private placement offering of units on March 31, 2006. Each unit consists of one share and one warrant entitling the subscriber to purchase an additional share for two years. Mr. Skelly and Mr. Borschowa each paid a total purchase price of $2,000 for their respective units.

ITEM 13:        EXHIBITS

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

ITEM 14:        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors in the fiscal periods indicated for the following fees and services:
	Fiscal year ended March 31, 2007	Period from inception on October 7, 2005 to March 31, 2006
Audit Fees:	$8,000	$6,000
Audit Related Fees:	7,750	--
Tax Fees:	--	--
All Other Fees:	--	--
Total:	$15,750	6,000

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

We do not have a separate audit committee--our board of directors acts as our audit committee, and it is our board of directors' policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

__________

SILICA RESOURCES CORPORATION

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Silica Resources Corporation

We have audited the accompanying balance sheet of Silica Resources Corporation (an exploration stage company) as of March 31, 2007 and 2006 and the statement of operations, cash flows and stockholders' equity (deficit) for the year ended March 31, 2007, for the period from October 7, 2005 (date of inception) through March 31, 2006 and for the period from October 7, 2005 (date of inception) through March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion and includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Silica Resources Corporation as of March 31, 2007 and 2006 and the results of its operations and its cash flows and the changes in stockholders' equity (deficit) for the year ended March 31, 2007, for the period from October 7, 2005 (date of inception) through March 31, 2006 and for the period from October 7, 2005 (date of inception) through March 31, 2007 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
July 9, 2007

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2007	2006

ASSETS

CURRENT ASSET
Cash	$124	$71,697
	__________	__________
Equipment, net	1,090	-
	__________	__________
Total assets	$1,214	$71,697
	==========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30,918	$6,677
Due to related party (Note 5)	8,593	-
	__________	__________
Total liabilities	39,511	6,677
	__________	__________

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 4)
Authorized:
100,000,000 common shares, $0.001 par value,
Issued and outstanding:
4,966,000 common shares (March 31, 2006 - 4,526,000)	4,966	4,526
Additional paid in capital	96,334	74,774
Capital stock subscription	-	(2,000)
Deficit accumulated during the exploration stage	(139,597)	(12,280)
	__________	__________
Total stockholders' equity (deficit)	(38,297)	65,020
	__________	__________
Total liabilities and stockholders' equity (deficit)	$1,214	$71,697
	==========	==========

The accompanying notes are an integral part of these financial statements

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year ended March 31,	Period from October 7, 2005 (date of inception) to March 31,	Accumulated from October 7, 2005 (date of inception) to March 31,
	2007	2006	2007

Expenses
Amortization	$ 138	$ -	$ 138
Consulting	1,000	-	1,000
Legal	63,344	3,912	67,256
Management fees (Note 5)	12,000	-	12,000
Mineral property costs (Note 3)	15,616	300	15,916
Office and administration expenses	18,659	2,368	21,027
Professional fees	16,560	5,700	22,260
	__________	__________	__________
Net loss	$ 127,317	$ 12,280	$ 139,597
	==========	==========	==========
Basic and diluted loss per share	$ 0.02	$ 0.01
	==========	==========
Weighted average number of shares outstanding - basic and diluted	4,850,602	1,169,261
	============	============

The accompanying notes are an integral part of these financial statements

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended March 31,	Period from October 7, 2005 (date of inception) to March 31,	Accumulated from October 7, 2005 (date of inception) to March 31,
	2007	2006	2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(127,317)	$(12,280)	$(139,597)
Items not requiring use of cash
Amortization	138	-	138
Mineral property costs	-	300	300
Change in operating assets and liabilities
Accounts payable and accrued liabilities	24,241	6,677	30,918
	__________	__________	__________
NET CASH USED IN OPERATING ACTIVITIES	(102,938)	(5,303)	(108,241)
	__________	__________	__________

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of equipment	(1,228)	-	(1,228)
	__________	__________	__________
CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds on sale of common stock	24,000	77,000	101,000
Due to related party	8,593	-	8,593
	__________	__________	__________
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,593	77,000	109,593
	__________	__________	__________
CHANGE IN CASH	(71,573)	71,697	124

Cash, beginning	71,697	-	-
	__________	__________	__________
Cash, ending	$124	$71,697	$124
	==========	==========	==========
Supplemental cash flow information:
Cash paid for:
Interest paid	$ -	$ -	$ -
	__________	__________	__________
Income taxes paid	$ -	$ -	$ -
	__________	__________	__________

The accompanying notes are an integral part of these financial statements

SILICA RESOURCES CORPORATION
 (An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
October 7, 2005 (Date of Inception) to March 31, 2007

			Additional	Common	Deficit Accumulated During the
	Common Shares		Paid-in	Share	Exploration
	Number	Par Value	Capital	Subscription	Stage	Total

Balance, October 7, 2005,	-	$ -	$ -	$ -	$ -	$ -
Capital stock issued for cash: - February 2006 at $0.001 per share	3,000,000	3,000	-	-	-	3,000
- February 2006 at $0.05 per share	1,200,000	1,200	58,800	-	-	60,000
- March 2006 at $0.05 per share	320,000	320	15,680	-	-	16,000
Capital stock issued for mineral property: - March 15, 2006 at $0.05 per share (Note 3)	6,000	6	294	-	-	300
Capital stock subscription	-	-	-	(2,000)	-	(2,000)
Net loss	-	-	-	-	(12,280)	(12,280)
Balance, March 31, 2006	4,526,000	4,526	74,774	(2,000)	(12,280)	65,020

Capital stock issued for cash: - June 2006 at $0.05 per share	400,000	400	19,600	-	-	20,000
- September 2006 at $0.05 per share	40,000	40	1,960	-	-	2,000
Capital stock subscription	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	(127,317)	(127,317)
Balance, March 31, 2007	4,966,000	$ 4,966	$ 96,334	$ -	$ (139,597)	$ (38,297)
	==========	==========	==========	==========	==========	==========

The accompanying notes are an integral part of these financial statements

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007

Note 1         Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on October 7, 2005, and is in the exploration stage. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its property contains mineral reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $139,597 as at March 31, 2007 ($12,280 - March 31, 2006) and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and ultimately generating profitable operations in the future. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Note 2         Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company year-end is March 31.

Mineral Property

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007

Note 2         Summary of Significant Accounting Policies - (cont'd)

Mineral Property - (cont'd)

and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

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

Foreign Currency Translation

In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are recorded at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Financial Instruments

In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, accounts payable approximate their fair values due to the short-term maturity of these instruments. The fair value of the amounts due to a related party is not determinable as they have no specific repayment terms.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007

Note 2         Summary of Significant Accounting Policies - (cont'd)

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under the liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As the Company has no potential dilutive securities, basic loss per share is equal to diluted loss per share.

Stock-based Compensation

The Company has adopted the requirements of SFAS No. 123R for the period ending on March 31, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. As at March 31, 2007, the Company has not granted any stock options and, therefore has not recognized any stock based compensation expense.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007

Note 3         Mineral Property

Sydney Creek

By a placer leases acquisition agreement ("Agreement") dated March 15, 2006, the Company acquired from an unrelated party (the "Vendor") a 100% undivided right, title and interest in and to a lease of the mineral property, known as "Sydney Creek Property", located in the Whitehorse Mining District of the Yukon Territory, Canada. The purchase price was paid by the issuance of 6,000 common shares of the Company's capital stock at $0.05 per share for a total cost $300. The term of the lease is one year, renewable for two additional periods of one year each, if the Company incurs the qualifying property expenditures required under the lease.

Pursuant to the Agreement, the Company is required to furnish evidence, supported by a sworn Affidavit, that they have incurred $5,000 in prospecting operations related to the Sydney Creek Property during the year the Agreement is effective. If the evidence is not furnished before the termination year of March 15, 2007, the Company is not entitled to a renewal of the lease, to a grant of any placer mining claims staked within the location of the lease, or to make an application for consent to assign, transfer or sublet any rights described in the Agreement. As at March 31, 2007, the Company has made the required $5,000 expenditures.

Note 4         Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value $0.001 per share no other class of shares are authorized.

During fiscal 2006, the Company issued 3,000,000 shares of common stock at a price of $0.001 to the founding officer and director pursuant to a stock subscription agreement for total proceeds of $3,000. During fiscal 2006, the Company issued 1,520,000 units at a price of $0.05 to shareholders for total proceeds of $74,000. Each unit consists of one common share and one share purchase warrant exercisable to purchase an additional common share at a price of $0.05 for the first year of the exercise period, and an exercise price of $0.10 per warrant during the final year for a period of two years from the date of issuance.

The Company issued 6,000 shares of its common stock at $0.05 per share for a total value of $300 for a mineral property (Refer Note 3).

During fiscal 2007, the Company issued 440,000 common shares at $0.05 per share for proceeds of $22,000.

At March 31, 2007 there were no outstanding stock options.

Note 5         Related Party Transactions

The President of the Company provides management services to the Company. The services are valued at $1,000 per month. During the year ended March 31, 2007, management services of $12,000 (March 31, 2006 - $12,000) were charged to operations.

As at March 31, 2007, the Company owed $8,593 to the President of the Company for management fees.

__________

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007

Note 6         Income Taxes

The significant components of the Company's statutory and effective tax rate and deferred tax assets are as follows:

 2007

2006

Net loss

$   (127,317)

$   (12,280)

Statutory tax rate

30.0%

30.0%

Effective tax rate

-

-

Deferred tax asset

38,195

3,684

Valuation allowance

(38,195)

(3,684)

Net deferred tax asset

 $        -
=======

 $        -
=======

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $140,000 at March 31, 2007, which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2026.  Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses.  Accordingly a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

SIGNATURES

In accordance with Section 13 and 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICA RESOURCES CORPORATION

By:       /s/ Jamie Oei________________________

             Jamie Oei

             President, Chief Executive Officer, Principal

             Executive Officer and a director

             Date: July 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Jamie Oei_______________________

             Jamie Oei

             President, Chief Executive Officer, Principal

             Executive Officer and a director

             Date: July 16, 2007

By:       /s/ Robert Skelly____________________

             Robert Skelly

             Secretary, Treasurer, Chief Financial Officer,

             Principal Accounting Officer and a director

             Date: July 16, 2007

By:       /s/ Lee Borschowa___________________

             Lee Borschowa

             Director

             Date: July 16, 2007

By:       /s/ Karl Gruber_____________________

             Karl Gruber

             Director

             Date: July 16, 2007

By:       /s/ Paul D. Brock____________________

             Paul D. Brock

             Director

             Date: July 16, 2007

__________