Form 10QSB
period 2007-06-30
SILICA RESOURCES CORP
filed 2007-08-20
CIK 1368505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 99,320,000 shares of common stock as of August 17, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

SILICA RESOURCES CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended June 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended June 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Silica Resources Corporation are included in this Quarterly Report on Form 10-QSB:

__________

Silica Resources Corporation
(An Exploration Stage Company)
Balance Sheets

	June 30, 2007 $	March 31, 2007 $
	(Unaudited)	(Audited)
ASSETS

Current Assets

Cash	-	124

Equipment, net	1,044	1,090

Total Assets	1,044	1,214

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Bank overdraft	27	-
Accounts payable and accrued liabilities	49,259	30,918
Due to related parties (Note 2)	10,093	8,593

Total Liabilities	59,379	39,511

Stockholders' Deficit

Capital stock Authorized: 2,000,000,000 shares, $0.001 par value Issued and outstanding: 99,320,000 shares	99,320	99,320

Additional paid in capital	1,980	1,980

Deficit accumulated during the exploration stage	(159,635)	(139,597)

Total Stockholders' Deficit	(58,335)	(38,297)

Total Liabilities and Stockholders' Deficit	1,044	1,214

Contingency (Note 1)

See accompanying notes

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Accumulated From October 7, 2005 (Date of Inception) to June 30,	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2007	2007	2006
	$	$	$

Expenses

Amortization	184	46	-
Consulting	1,000	-	1,000
Legal	79,766	12,510	12,974
Management fees (Note 2)	13,500	1,500	3,000
Mineral property costs	15,916	-	14,466
Office and administration expenses	21,227	200	7,408
Professional services	28,042	5,782	1,360

Net loss	(159,635)	(20,038)	(40,208)

Basic and diluted loss per share		(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted		99,320,000	90,872,000

See accompanying notes

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Accumulated From October 7, 2005 (Date of Inception) To June 30,	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss for the period	(159,635)	(20,038)	(40,208)

Items not requiring use of cash

Amortization	184	46	-

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	49,259	18,341	10,672

Net Cash Used in Operating Activities	(110,192)	(1,651)	(29,536)

Investing Activities

Acquisition of office equipment	(1,228)	-	(1,228)
Net Cash Used in Investing Activities	(1,228)	-	(1,228)

Financing Activities

Bank indebtedness	27	27	-
Proceeds on sale of common stock	101,300	-	20,000
Common stock subscriptions	-	-	2,000
Due to related party	10,093	1,500	1,594

Net Cash Provided by Financing Activities	111,420	1,527	23,594

Decrease in Cash	-	(124)	(7,170)

Cash - Beginning of Period	-	124	71,697

Cash - End of Period	-	-	64,527

Supplemental Disclosures:

Cash paid for:

Interest paid	-	-	-
Income taxes paid	-	-	-

See accompanying notes

Note 1       Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2007 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $159,635 as at June 30, 2007 and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2       Related Party Transactions

The President of the Company provides management services to the Company. During the three month period ended June 30, 2007, management services of $1,500 (June 30, 2006 - $3,000) were charged to operations.

As at June 30, 2007, the Company owed $8,593 (March 31, 2007 - $8,593) to the President of the Company for management fees and $1,500 (March 31, 2007 - $Nil) for expense reimbursements to a partnership of which a director is a partner.

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

The following discussion of our business, plan of operations, results of operations and financial condition as at and for the three months ended June 30, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended June 30, 2007 included in this quarterly report.

Our Business

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

We acquired our prospect lease in March of 2006. We have obtained a geological report on the underlying property that has recommended an exploration program. We have determined to proceed with the first phase of this recommended exploration program. The estimated cost of this exploration program is $20,000. At June 30, 2007, we had $nil cash and working capital deficit of $59,379. Accordingly, we do not have sufficient funds to enable us to complete the initial stage of our exploration program. We will require financing in order to complete this initial stage of our exploration program as well as any further exploration of the property to determine whether sufficient mineralized material, if any, exists to justify staking the prospect lease into claim with the view to facilitating eventual mining and production. Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

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

The components of the budget for phase one of the work program are as follows:

Phase One	Budgeted Expense
Geologist Geomorphology (5 days @ $500/day)	$2,500
Geological technicians (2) (5 days @ $250/day)	2,500
Equipment rental (bulldozer, backhoe, processing plant vehicles, pumps for test pits @ $4000/day)	8,000
Fuel, Food, Field Supplies	2,500
Analysis - concentrate	200
Mobilizing equipment to site	1,000
Supervising report analysis	1,500
Contingency	1,800
Phase One Total:	$20,000 =======

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

It is presently expected that phase two of the exploration program will cover detailed geological mapping and sampling of the area. Phase three will involve permitting for full-scale mining operations. The components of the budget for the second and third phases of the exploration work program are as follows:

Phase Two	Budgeted Expense
Mapping alluvium	$5,000
Drill site preparation including permitting	2,500
Drilling 200 meters (reverse circulation/water well drilling)	20,000
Bulk sample testing	26,500
Supervising report analysis	1,500
Contingency	5,000
Phase Two Total:	$60,000 =======

Phase Three	Budgeted Expense
Permitting	$10,000
Initial preparation and equipment surety	55,000
Reporting and supervision	5,000
Phase Three Total:	$70,000 =======

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

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Yukon Territory. The term of our prospect lease is one year and it can be renewed twice. Accordingly, the lease may be held for a maximum of three years. Testing work must be performed and filed pursuant a prospecting program meeting certain minimal requirements under the Placer Mining Act no later than the anniversary date of the lease in each year. The prospecting program must involve at least $1,000 of work per mile, or $5,000 in total for the property covered by our prospect lease, on an annual basis. As of June 30, 2007, we have satisfied our first expenditure commitment of $5,000.

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

Employees

As of the date of this report we have no significant employees other than our officers and directors. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the mineral property in order to carry our plan of operations.

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

2.         If warranted by the results of phase one, we intend to proceed with phase two of a recommended exploration program. At present we estimate that a phase two program would cost approximately $60,000. If we complete phase two, our Board of Directors will make a determination whether to proceed with the third phase of the recommended work program, which is currently estimated to cost approximately $70,000. We anticipate that we will have to raise additional funding in order to conduct any such phase two or phase three work programs.

3.         We anticipate spending approximately $1,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $12,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual prospect lease fees and general office expenses.

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

As at June 30, 2007, we had $nil cash reserves and a working capital deficit of $59,379. As such, we will require financing to enable us to complete phase one of our exploration program and to pay for our general and administrative expenses for the next 12 months. In addition, our ability to complete phase two of the recommended work program will be subject to us obtaining additional financing.

During the 12 month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we anticipate that we will be required to obtain financing in order to complete our plan of operations during the next twelve months. We believe that debt financing will not be an alternative for us as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue exploration of our prospect lease and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase one and/or phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our prospect lease following the completion of phase two. If we do not continue to obtain financing, we will be forced to abandon our prospect lease and our plan of operations will fail.

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

Results of Operations

Revenues

We have had no operating revenues since our inception on October 7, 2005 to June 30, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses from inception on October 7, 2005 to June 30, 2007 and for the three months ended June 30, 2007 and June 30, 2006 are summarized below:

Expenses	Accumulated from October 5, 2005 (Date of Inception) to June 30, 2007	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006
Amortization	$ 184	$ 46	$ -
Consulting	1,000	-	1,000
Legal	79,766	12,510	12,974
Management Fees	13,500	1,500	3,000
Mineral Property Costs	15,916	-	14,466
Office and Administration Expenses	21,227	200	7,408
Professional Fees	28,042	5,782	1,360
Net Loss	$159,635 =======	$20,038 =======	$40,208 =======

Net Loss

We had a net loss of $20,038 in the three months ended June 30, 2007 as compared to a net loss in the three months ended June 30, 2006 of $40,208, primarily as a result of our lack of mineral property costs for the three months ended June 30, 2007. We have incurred a net loss of $159,635 since our inception on October 7, 2005 through June 30, 2007.

Financial Condition

Liquidity and Capital Resources

We had $nil cash and working capital deficit of $59,379 at June 30, 2007.

Cash Used in Operating Activities

Net cash used in operating activities was $1,651 for the three months ended June 30, 2007 as compared to $29,536 for the three months ended June 30, 2006. Net cash used in operating activities was $110,192 since our inception on October 7, 2005 through June 30, 2007.

Cash Used in Investing Activities

Net cash used in investing activities was $nil for the three months ended June 30, 2007 as compared to $1,228 for the three months ended June 30, 2006. Net cash used in investing activities was $1,228 since our inception on October 7, 2005 through June 30, 2007.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on October 7, 2005 to June 30, 2007, net cash provided by financing activities was $111,420, of which $101,300 was from private offerings of our securities. During the three months ended June 30, 2007, net cash provided by financing activities was $1,527 as compared to $23,594 for the three months ended June 30, 2006.

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

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Securities Holders

None.

Item 5.             Other Information

None.

Item 6.             Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
3.1	Certificate of Change (*)
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

(*)   The Certificate of Change, as filed with the Nevada Secretary of State and effective as of August 7, 2007, memorializes the Company's increase in authorized share capital from 100,000,000 common shares, $0.001 par value, to 2,000,000,000 common shares with the same par value pursuant to a 20 for 1 forward stock split.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SILICA RESOURCES CORPORATION
By:	/s/ Jamie Oei ___________________________ Jamie Oei President, Chief Executive Officer, Principal Executive Officer and a director Date: August 17, 2007

__________