Form 10QSB
period 2007-09-30
SILICA RESOURCES CORP
filed 2007-11-13
CIK 1368505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

☐         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52169

SILICA RESOURCES CORPORATION
(Name of small business issuer in its charter)

Nevada	71-0990401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 Hamilton Street, Suite 306, Vancouver, British Columbia, Canada	V6B 2S2
(Address of principal executive offices)	(Zip Code)

(604) 646-1563
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 99,320,000 shares of common stock as of November 8, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

SILICA RESOURCES CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended September 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended September 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited interim financial statements of Silica Resources Corporation are included in this Quarterly Report on Form 10-QSB:

__________

Silica Resources Corporation
(An Exploration Stage Company)
Balance Sheets

	September 30, 2007 $	March 31, 2007 $
	(Unaudited)
ASSETS

Current Assets

Cash	-	124

Equipment, net	998	1,090

Total Assets	998	1,214

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Bank overdraft	27	-
Accounts payable and accrued liabilities	69,885	30,918
Due to related parties (Note 4)	15,611	8,593

Total Liabilities	85,523	39,511

Stockholders' Deficit

Capital stock (Note 3) Authorized: 2,000,000,000 shares, $0.001 par value Issued and outstanding: 99,320,000 shares (March 31, 2007 - 99,320,000 shares)	99,320	99,320

Additional paid in capital	1,980	1,980

Deficit accumulated during the exploration stage	(185,825)	(139,597)

Total Stockholders' Deficit	(84,525)	(38,297)

Total Liabilities and Stockholders' Deficit	998	1,214

Contingency (Note 1)

See accompanying notes

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Accumulated From October 7, 2005 (Date of Inception) to September 30,	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Six Months Ended September 30,	For the Six Months Ended September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Expenses

Amortization	230	46	46	92	46
Consulting	1,000	-	-	-	1,000
Legal	96,424	16,658	22,511	29,168	35,485
Management fees (Note 4)	15,000	1,500	3,000	3,000	6,000
Mineral property costs	15,916	-	-	-	14,466
Office and administration expenses	24,945	3,717	9,062	3,917	16,470
Professional services	32,310	4,269	2,189	10,051	3,549

Net loss for the period	(185,825)	(26,190)	(36,808)	(46,228)	(77,016)

Basic and diluted loss per share	-	(0.00)	(0.01)	(0.00)	(0.02)

Weighted average number of shares outstanding - basic and diluted		99,320,000	90,872,000	99,320,000	90,872,000

See accompanying notes

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended September 30,	For the Six Months Ended September 30,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(46,228)	(77,016)

Item not requiring use of cash

Amortization	92	46

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	38,967	17,858

Net Cash Used in Operating Activities	(7,169)	(59,112)

Investing Activities

Acquisition of office equipment	-	(1,228)
Net Cash Used in Investing Activities	-	(1,228)

Financing Activities

Proceeds on sale of common stock	-	20,000
Common stock subscriptions	-	2,000
Due to related party	7,018	2,594

Net Cash Provided by Financing Activities	7,018	24,594

Decrease in Cash	(151)	(35,746)

Cash - Beginning of Period	124	71,697

Cash (Overdraft) - End of Period	(27)	35,951

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

See accompanying notes

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $85,523 as at September 30, 2007 and has incurred losses since inception resulting in an accumulated deficit of $185,825 as at September 30, 2007 and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2007 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

Note 2     Mineral Property

Sydney Creek

By a placer leases acquisition agreement ("Agreement") dated March 15, 2006, the Company acquired from an unrelated party (the "Vendor") a 100% undivided right, title and interest in and to a lease of the mineral property, known as "Sydney Creek Property", located in the Whitehorse Mining District of the Yukon Territory, Canada. The purchase price was paid by the issuance of 120,000 post-forward split common shares of the Company's capital stock for a total cost of $300. The term of the lease is one year, renewable for two additional periods of one year each, if the Company incurs the qualifying property expenditures required under the lease. During the fiscal year ended March 31, 2007, the Company incurred the required expenditures and renewed the term of the lease for an additional year.

Note 3     Capital Stock

On August 8, 2007, the Company affected a 20:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock with a par value of $0.001 to 2,000,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital increased from 4,966,000 shares of common stock to 99,320,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

At September 30, 2007 there were no outstanding stock options.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

Note 4     Related Party Transactions

The President of the Company provides management services to the Company. During the six-month period ended September 30, 2007, management services of $3,000 (September 30, 2006 - $6,000) were charged to operations.

As at September 30, 2007, the Company owed $8,593 (March 31, 2007 - $8,593) to the President of the Company for management fees and $7,018 (March 31, 2007 - $Nil) for expense reimbursements to a partnership of which a director is a partner.

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

The following discussion of our business, plan of operations, results of operations and financial condition as at and for the six months ended September 30, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended September 30, 2007 included in this quarterly report.

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

We acquired our prospect lease in March of 2006. We have obtained a geological report on the underlying property that has recommended an exploration program. We will proceed with the first phase of this recommended exploration program once additional funds have been sourced. The estimated cost of this exploration program is $20,000. At September 30, 2007, we had $nil cash and working capital deficit of $85,523. Accordingly, we do not have sufficient funds to enable us to complete the initial stage of our exploration program. We will require financing in order to complete this initial stage of our exploration program as well as any further exploration of the property to determine whether sufficient mineralized material, if any, exists to justify staking the prospect lease into claim with the view to facilitating eventual mining and production. Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

We also plan to locate and acquire other precious or industrial mineral properties.

Exploration Stage Company

We are considered an exploration stage company as we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the property covered by the prospect lease, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the property, and there is no assurance that we will discover one.

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

A budget of $20,000 is estimated for phase one and it is expected to take approximately three weeks to complete. We expect to commence this phase of the exploration program in the summer of 2008, provided that we have sufficient funds to do so and depending on weather conditions and the availability of personal and equipment.

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

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Yukon Territory. The term of our prospect lease is one year and it can be renewed twice. Accordingly, the lease may be held for a maximum of three years. Testing work must be performed and filed pursuant a prospecting program meeting certain minimal requirements under the Placer Mining Act no later than the anniversary date of the lease in each year. The prospecting program must involve at least $1,000 of work per mile, or $5,000 in total for the property covered by our prospect lease, on an annual basis. As of September 30, 2007, we have satisfied our first expenditure commitment of $5,000.

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

  We plan to conduct phase one of our recommended exploration program on our prospect lease. Phase one will consist of reconnaissance geomorphology to assess the amount of placer material involved and a detailed placer pit testing program to define targets for further work, and is estimated to cost approximately $20,000. We expect to commence this first phase of our exploration program by the summer of 2008, weather permitting, depending on the availability of personnel and equipment. Phase one is expected to take approximately three weeks to complete. We anticipate that we will have to raise additional funding in order to complete the phase one work program.

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

As at September 30, 2007, we had $nil cash reserves and a working capital deficit of $85,523. As such, we will require financing to enable us to complete phase one of our exploration program and to pay for our general and administrative expenses for the next 12 months. In addition, our ability to complete phase two of the recommended work program will be subject to us obtaining additional financing.

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

Results of Operations

Revenues

We have had no operating revenues since our inception on October 7, 2005 to September 30, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses from inception on October 7, 2005 to September 30, 2007 and for the six months ended September 30, 2007 and September 30, 2006 are summarized below:
Expenses	Accumulated from October 5, 2005 (Date of Inception) to September 30, 2007	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Six Months Ended September 30, 2007	For the Six Months Ended September 30, 2006
Amortization	$ 230	$ 46	$ 46	$ 92	$ 46
Consulting	1,000	-	-	-	1,000
Legal	96,424	16,658	22,511	29,168	35,485
Management Fees	15,000	1,500	3,000	3,000	6,000
Mineral Property Costs	15,916	-	-	-	14,466
Office and Administration Expenses	24,945	3,717	9,062	3,917	16,470
Professional Fees	32,310	4,269	2,189	10,051	3,549
Net Loss	$185,825	26,190	36,808	$46,228	$77,016

Net Loss

We had a net loss of $26,190 in the three months ended September 30, 2007 as compared to a net loss in the three months ended September 30, 2006 of $36,808, primarily as a result of a decrease in our legal costs and our office and administration expenses between these two periods.

We had a net loss of $46,228 in the six months ended September 30, 2007 as compared to a net loss in the six months ended September 30, 2006 of $77,016, primarily due to the fact that we incurred mineral property costs of $nil in the six months ended September 30, 2007, as compared to $14,466 in the six months ended September 30, 2006, and also as a result of a decrease in our legal costs and our office and administration expenses between these two periods.

We have incurred a net loss of $185,852 since our inception on October 7, 2005 through September 30, 2007.

Financial Condition

Liquidity and Capital Resources

We had $nil cash and working capital deficit of $85,523 at September 30, 2007.

Cash Used in Operating Activities

Net cash used in operating activities was $7,169 for the six months ended September 30, 2007 as compared to $59,112 for the six months ended September 30, 2006.

Cash Used in Investing Activities

Net cash used in investing activities was $nil for the six months ended September 30, 2007 as compared to $1,228 for the six months ended September 30, 2006.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. During the six months ended September 30, 2007, net cash provided by financing activities was $7,018 as compared to $24,594 for the six months ended September 30, 2006.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the prospect lease and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report for our most recent fiscal year end that they have substantial doubt we will be able to continue as a going concern.

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
SILICA RESOURCES CORPORATION
By:	"Jamie Oei" ___________________________ Jamie Oei President, Chief Executive Officer, Principal Executive Officer and a director Date: November 9, 2007

__________