Form 10QSB
period 2007-12-31
SILICA RESOURCES CORP
filed 2008-02-14
CIK 1368505

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 000-52169

Silica Resources Corporation (Name of small business issuer in its charter)

Nevada	71-0990401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 Hamilton Street, Suite 306, Vancouver, British Columbia, Canada, V6B 2S2 (Address of principal executive offices)

(604) 646-1563 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 12, 2008
Common Stock, $0.001 par value	100,800,000

SILICA RESOUCES CORPORATION

FORM 10-QSB

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report includes or is based upon estimates projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Silica Resources Corporation. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, our ability to continue to successfully compete in the apparel and fiber markets. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimate, projections or other "forward looking statements" involve various risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

PART I

ITEM 1. FINANCIAL STATEMENTS

Silica Resources Corporation
(An Exploration Stage Company)

December 31, 2007
(unaudited)

Silica Resources Corporation
(An Exploration Stage Company)
Balance Sheets

	December 31, 2007 $	March 31, 2007 $
	(Unaudited)
ASSETS

Current Assets

Cash	253,914	124

Equipment, net of depreciation	998	1,090

Total Assets	254,912	1,214

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	26,856	30,918
Due to related parties (Note 5)	20,611	8,593

Total Liabilities	47,467	39,511

Stockholders’ Equity (Deficit)

Capital stock (Note 4) Authorized: 2,000,000,000 shares, $0.001 par value Issued and outstanding: 100,320,000 shares (March 31, 2007 – 99,320,000 shares)	100,320	99,320

Private placement subscriptions (Note 4)	120,000	-

Warrants (Note 4)	32,792	-

Additional paid in capital	217,431	1,980

Deficit accumulated during the exploration stage	(263,098)	(139,597)

Total Stockholders’ Equity (Deficit)	207,445	(38,297)

Total Liabilities and Stockholders’ Equity (Deficit)	254,912	1,214

Contingency (Note 1)

See accompanying notes

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Accumulated From October 7, 2005 (Date of Inception) to December 31,	For the Three Months Ended December 31,	For the Three Months Ended December 31,	For the Nine Months Ended December 31,	For the Nine Months Ended December 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Expenses

Depreciation	230	-	46	92	92
Consulting	13,000	12,000	-	12,000	1,000
Legal	103,145	6,721	11,889	35,889	47,374
Management fees (Note 5)	15,000	-	3,000	3,000	9,000
Mineral property costs	65,916	50,000	1,150	50,000	15,616
Office and administration expenses	30,471	5,526	1,305	9,443	17,775
Professional services	35,336	3,026	4,392	13,077	7,941

Net loss for the period	(263,098)	(77,273)	(21,782)	(123,501)	(98,798)

Basic and diluted loss per share		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding – basic and diluted		99,852,609	99,320,000	99,498,182	91,904,000

See accompanying notes

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Accumulated From October 7, 2005 (Date of Inception) to December 31,	For the Nine Months Ended December 31,	For the Nine Months Ended December 31,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss for the period	(263,098)	(123,501)	(98,798)

Item not requiring use of cash

Depreciation	230	92	92

Mineral property costs	300	-	-

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	26,856	(4,062)	2,511

Net Cash Used in Operating Activities	(235,712)	(127,471)	(96,195)

Investing Activities

Acquisition of office equipment	(1,228)	–	(1,228)
Net Cash Used in Investing Activities	(1,228)	–	(1,228)

Financing Activities

Proceeds on sale of common stock	350,243	249,243	22,000
Private placement subscriptions	120,000	120,000	2,000
Due to related party	20,611	12,018	5,594

Net Cash Provided by Financing Activities	490,854	381,261	29,594

Increase (Decrease) in Cash	253,914	253,790	(67,829)
	–
Cash – Beginning of Period	–	124	71,697

Cash – End of Period	253,914	253,914	3,868

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

See accompanying notes

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007
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

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital surplus of $206,447 as at December 31, 2007 and has incurred losses since inception resulting in an accumulated deficit of $263,098 as at December 31, 2007 and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2007 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

Note 2
Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007
(Unaudited)

Note 3
Mineral Property

Sidney Creek

By a placer leases acquisition agreement (“Agreement”) dated March 15, 2006, the Company acquired from an related party (the “Vendor”) a 100% undivided right, title and interest in and to a lease of the mineral property, known as "Sidney Creek Property", located in the Whitehorse Mining District of the Yukon Territory, Canada. The purchase price was paid by the issuance of 120,000 post-forward split common shares of the Company’s capital stock for a total cost of $300. The term of the lease is one year, renewable for two additional periods of one year each, if the Company incurs the qualifying property expenditures required under the lease. During the fiscal year ended March 31, 2007, the Company incurred the required expenditures and renewed the term of the lease for an additional year.

On January 31, 2008, the Company entered into a Mineral Property Acquisition Agreement with three vendors.  See Note 6, Subsequent Events

Note 4
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

On November 12, 2007 the Company issued to private placement subscribers an aggregate of 1,000,000 units of securities at a price of $0.25 per unit with each unit comprised of one common share and one share purchase warrant entitling the purchaser to purchase one common share at $0.35 per share until November 12, 2009 for proceeds of $250,000 and the Company paid $757 share issue costs.  The fair value of the warrants at the dates of issue of $32,792 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 3.55%, a dividend yield of 0%, and an expected volatility of 40%.

On December 19, 2007, the Company received private placement subscriptions of $120,000.  See Note 6, Subsequent Events.

At December 31, 2007 there were no outstanding stock options.

Note 5
Related Party Transactions

The President of the Company provides management services to the Company. During the nine-month period ended December 31, 2007, management services of $3,000 (December 31, 2007 - $9,000) were charged to operations.

As at December 31, 2007, the Company owed $8,593 (March 31, 2007 - $8,593) to the President of the Company for management fees and $12,018 (March 31, 2007 - $Nil) for expense reimbursements to a partnership of which a director is a partner.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007
(Unaudited)

Note 6
Subsequent Events

(a) Mineral Property Acquisition Agreement

On January 31, 2008, the Company entered into a Mineral Property Acquisition Agreement with Major Ventures LLC, Elk Creek Corporation and Balbach Colorado Inc. (collectively, the “Vendors”). The Vendors granted to the Company the sole and exclusive option to acquire a 100% undivided legal, beneficial and registerable interest in and to the following unencumbered mineral property interests:

(i)       the Elkhorn property located in Beaverhead County, Montana, and comprising approximately 1,777 acres;

(ii)      the Ramey Creek property located in Custer County, Idaho, and comprising approximately 393 acres; and

(iii)     the Roaring River property located in Elmore County, Idaho, and comprising approximately 2,707 acres;

The option is subject to due diligence and a closing date no later than April 30, 2008.  If the option is executed by the Company, certain consulting arrangements for development of the property interests will be entered into with the Vendors, a certain founding shareholder of the Company will be required to sell an aggregate of 2,000,000 restricted shares to the order and direction of the Vendors, and the Company agrees to pay all payments required to keep the mineral property interests in good standing.

During the nine month period ended December 31, 2007, the Company spent $50,000 for due diligence expenses on the above properties.  Subsequent to the period end, the Company spent additional $35,000.

(b) Private placement.

On January 23, 2008, 480,000 units of securities at a price of $0.25 per unit were issued for the $120,000 received prior to the end of period.  Each unit comprised of one common share and one share purchase warrant entitling the purchaser to purchase one common share at $0.35 per share until November 12, 2009.  The fair value of these warrants at the dates of issue of $15,740 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 3.55%, a dividend yield of 0%, and an expected volatility of 40%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Silica Resources Corporation is a corporation organized under the laws of the State of Nevada on October 7, 2005. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We also plan to locate and acquire other precious or industrial mineral properties. Our shares are traded on the Over-the-Counter Bulletin Board under the symbol “SRCN”.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," or the "Company," refers to Silica Resources Corporation.

Forward Stock Split

On August 8, 2007, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of twenty for one (20:1) of our total issued and outstanding shares of common stock (the “Forward Stock Split”).

The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. In our judgment the Forward Stock Split will result in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the Forward Stock Split is to increase the marketability of our common stock.

The Forward Stock Split was effectuated with a record date of August 8, 2007 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our issued and outstanding shares of common stock from 4,966,000 to approximately 99,320,000 shares of common stock. The current authorized share capital also increased from 100,000,000 shares of authorized common stock with a par value of $0.001 per share to 2,000,000,000 shares of authorized common stock with a par value of $0.001 per share.

CURRENT BUSINESS OPERATIONS

Mineral Property Acquisition Agreement

On January 31, 2008, we entered into a mineral property acquisition agreement (the "Mineral Property Acquisition Agreement"), with Major Ventures LLC, Elk Creek Corporation and Balbach Colorado Inc. (collectively, the "Vendors"). In accordance with the terms and conditions of the Mineral Property Acquisition Agreement, the Vendors therein granted to us the sole and exclusive option (the "Option") Option to acquire a 100% undivided legal, beneficial and registerable interest in and to the following unencumbered mineral property interests (collectively, the "Property"):

(i)       the Elkhorn property located in Beaverhead County, Montana, and comprising approximately 1,777 acres;

(ii)      the Ramey Creek property located in Custer County, Idaho, and comprising approximately 393 acres; and

(iii)     the Roaring River property located in Elmore County, Idaho, and comprising approximately 2,707 acres.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

CURRENT BUSINESS OPERATIONS - continued

In order to keep the right and Option granted to us in good standing and in force and effect until the closing (the "Closing"), which shall occur within 90 days of the effective date of the Mineral Property Acquisition Agreement unless otherwise agreed to in writing (the "Option Period"), we are obligated to provide the following consideration to the Vendors in the following manner prior to Closing:

(i)        Affiliate Share Transfer: in contemplation of each of the Vendor's various and potential continuing roles with us upon the exercise of the Option and the proposed Closing, we will be required to cause one of our certain existing founding shareholders to sell an aggregate of 2,000,000 restricted and control and issued and outstanding common shares from the record holding of such shareholder (each an "Affiliate Share") to the order and direction of the Vendors at a purchase price of U.S. $0.001 per Affiliate Share;

(ii)       Consulting Arrangements: in contemplation of certain agents to the Vendors having and continuing to have certain roles with us upon the exercise of the Option and the proposed Closing (and to be effective only upon the Closing), we will use our reasonably commercial efforts to enter into industry standard forms of proposed consulting arrangements (collectively, the "Consulting Arrangements") with certain of the finally determined Vendors or agents to the Vendors (collectively, the "Consultants") therein providing for, without limitation, the provision of certain consulting services to be provided by the Consultants to us in connection with the exploration, development and expansion of the Property in consideration of, among other matters, the provision of the monthly payments by us to each of the Consultants together with entitlement for the Consultants to participate in our incentive stock option plan subject, at all times, to the final determination of our Board of Directors; and

(iii)      Maintenance payments: pay, or cause to be paid, to or on the Vendors' behalf as we may determine, in our sole and absolute discretion, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing prior to the Closing.

At such time as we have caused the completion of the Affiliate Share Transfer, entered into each of the Consulting Arrangements and made each of the required maintenance payments within the Option Period, then the Option shall be deemed to have been exercised by us, and we shall have acquired an undivided 100% legal, beneficial and registerable interest in and to the mineral property interests comprising the Property.

In addition, and prior to the exercise of the Option, we may terminate the Option by providing a notice of termination (the “Notice of Termination”) to the Vendors in writing of our desire to do so at least 30 calendar days prior to our decision to do so. After the Notice of Termination, we shall have no further obligations, financial or otherwise, under the Mineral Property Acquisition Agreement, other than: (i) to leave in good standing for a period of at least 60 calendar days from the termination of the Option the mineral property interests comprising the Property that are in good standing on the date thereof; (ii) cause to be delivered to the Vendors any Property transfer documents in recordable form whereby our entire right, title and interest in and to the mineral property interests comprising the Property has been transferred to the Vendors free and clear of all liens or charges arising from the Purchaser's activities on the interests comprising the Property to the date thereof; and (iii) deliver at no cost to the Vendors within 30 calendar days copies of all reports, maps, assay results and other relevant technical data compiled by or in our possession with respect to the mineral property interests comprising the Property.

As of the date of this Quarterly Report, we have spent $50,000 during the quarter ended December 31, 2007. and a further $35,000 subsequently on due diligence and required payments related to the Property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

CURRENT BUSINESS OPERATIONS - continued

Placer Lease Acquisition Agreement

On March 15, 2006, we entered into a placer lease acquisition agreement (the “Placer Lease Acquisition Agreement”) with Karl Gruber. In accordance with the terms and provisions of the Placer Lease Acquisition Agreement, we purchased a 100% interest in a lease to prospect a five mile portion of Sidney Creek located approximately one mile downstream of Iron Creek, in the Whitehorse Mining Division of the Yukon Territory. The total area of the prospect lease is approximately five square miles.

We obtained a geological report on the property prepared by Laurence Stephenson, P. Eng., in May 2006. This report was based on information on our prospect lease included in the public domain, geologic maps, from recently released geological survey data and from Mr. Stephenson's geological experience in the area. Mr. Stephenson outlined a phased exploration program on our prospect lease. We have determined to proceed with initial phases of exploration program as outlined below under "Our Planned Exploration Program".

Planned Exploration Program

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

Our Board of Directors will then make a determination whether to proceed with further exploration work upon completion of phase one. In completing this determination we will assess whether the results of phase one are sufficiently positive to enable us to obtain any additional financing that we will then require. This analysis will include an assessment of the market for financing of junior mineral exploration projects at the time of our assessment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

RESULTS OF OPERATION

Nine-Month Period Ended December 31, 2007 Compared to Nine-Month Period Ended December 31, 2006.

Our net loss during the nine-month period ended December 31, 2007 was approximately ($123,501) compared to a net loss of ($98,798) for the nine-month period ended December 31, 2006 (an increase of $24,703).

During the nine-month periods ended December 31, 2007 and 2006, respectively, we did not generate any revenue. During the nine-month period ended December 31, 2007, we incurred expenses in the aggregate amount of $123,501 compared to $98,798 incurred during the nine-month period ended December 31, 2006. Expenses incurred during the nine-month period ended December 31, 2007 consisted of: (i) mineral property costs of $50,000 (2006: $15,616); (ii) legal fees of $35,889 (2006: $47,374); (iii) consulting fees of $12,000 (2006: $1,000); (iv) professional services of $13,077 (2006: $7,941); (v) office and administrative expenses of $9,443 (2006: $17,775); (vi) management fees of $3,000 (2006: $9,000); and (vii) depreciation of $92 (2006: $92).

The increase in net loss during the nine-month period ended December 31, 2007 compared to the nine-month period ended December 31, 2006 is attributable primarily to the increase in mineral property costs and consulting fees associated with the increased scale and scope of business operations. Office and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the nine-month period ended December 31, 2007 was ($123,501) or ($0.00) per share compared to a net loss of ($98,798) or ($0.00) per share for the nine-month period ended December 31, 2006. The weighted average number of shares outstanding was 99,498,182 at December 31, 2007 and 91,904,000 at December 31, 2006, respectively.

Three-Month Period Ended December 31, 2007 Compared to Three-Month Period Ended December 31, 2006.

Our net loss during the three-month period ended December 31, 2007 was approximately ($77,273) compared to a net loss of ($21,782) for the three-month period ended December 31, 2006 (an increase of $55,491).

During the three-month periods ended December 31, 2007 and 2006, respectively, we did not generate any revenue. During the three-month period ended December 31, 2007, we incurred expenses in the aggregate amount of $77,273 compared to $21,782 incurred during the three-month period ended December 31, 2006. Expenses incurred during the three-month period ended December 31, 2007 consisted of: (i) mineral property costs of $50,000 (2006: $1,150); (ii) legal fees of $6,721 (2006: $11,889); (iii) consulting fees of $12,000 (2006: $-0-); (iv) professional services of $3,026 (2006: $4,392); (v) office and administrative expenses of $5,526 (2006: $1,305); (vi) management fees of $-0- (2006: $3,000); and (vii) depreciation of $-0- (2006: $46).

The increase in net loss during the three-month period ended December 31, 2007 compared to the three-month period ended December 31, 2006 is attributable primarily to the increase in mineral property costs and increasing scale and scope of exploration initiatives.

Our net loss during the three-month period ended December 31, 2007 was ($77,273) or ($0.00) per share compared to a net loss of ($21,782) or ($0.00) per share for the three-month period ended December 31, 2006. The weighted average number of shares outstanding was 99,852,609 at December 31, 2007 and 99,320,000 at December 31, 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES

Nine-Month Period Ended December 31, 2007

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the nine-month period ended December 31, 2007, our current assets were $253,914 and our current liabilities were $47,467, resulting in a working capital surplus of $206,447. As at the nine-month period ended December 31, 2007, our total assets were $254,912 consisting of cash of $253,914 and equipment net of depreciation of $998 compared to total assets of $1,214 at fiscal year ended March 31, 2007. As at the nine-month period ended December 31, 2007, our total liabilities were $47,467 consisting of $26,856 in accounts payable and accrued liabilities and $20,611 due to related parties compared to total liabilities of $39,511 at fiscal year ended March 31, 2007. The increase in current liabilities was primarily due to the increase in amounts due to related parties.

Stockholders’ equity (deficit) increased from ($38,297) as at March 31, 2007 to $207,445 as at December 31, 2007.

We have not generated positive cash flows from operating activities. For the nine-month period ended December 31, 2007, net cash flow used in operating activities was ($127,471) compared to net cash flow used in operating activities of ($96,195) for the nine-month period ended December 31, 2006. Net cash flow used in operating activities during the nine-month period ended December 31, 2007 consisted primarily of a net loss of ($123,501) adjusted by ($4,062) as accounts payable and accrued liabilities.

During the nine-month period ended December 31, 2007, net cash flow provided by financing activities was $381,261 compared to net cash flow from financing activities of $29,594 for the nine-month period ended December 31, 2006. Net cash flow provided from financing activities during the nine-month period ended December 31, 2007 included: (i) $249,243 received in proceeds from sale of stock; (ii) $120,000 in private placement subscriptions; and (iii) $12,018 due to related party.

PLAN OF OPERATION

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our Placer Lease:

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

3.
We anticipate spending approximately $7,500 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $90,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual prospect lease fees and general office expenses.

4.
We anticipate spending up to $30,000 per month on due diligence and required payments related to the Property pursuant to the Mineral Property Acquisition Agreement through the term of the Option.  If at or before the expiry of the Option, the Company elects to close on the subject Property, Company management will propose operating and exploration budgets necessary to undertake exploration and development of the Property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

PLAN OF OPERATION - continued

We anticipate that we will have to raise additional funding in order to conduct any such phase two or phase three work programs outlined above, ongoing general and administrative expenses, and due diligence and required costs related to the Property relating to the Mineral Property Acquisition Agreement.

We estimate that our total expenditures over the next twelve months will be approximately $500,000. This estimate does not take into account estimated expenditures with respect to phases two and three of our exploration program, as these phases are contingent on the results of phase one as well as our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be $630,000.

Advances and further private placements are expected to be adequate to fund our operations over the next six months. However, we will require financing to enable us to complete phase one of our exploration program, to pay for our general and administrative expenses for the next 12 months, and due diligence and required costs related to the Property relating to the Mineral Property Acquisition Agreement. In addition, our ability to complete phases two and three of the recommended work program will be subject to us obtaining additional financing.

During the twelve month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue. Accordingly, we anticipate that we will be required to obtain financing in order to complete our plan of operations during the next twelve months. We believe that debt financing will not be an alternative for us as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue exploration of our prospect lease and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase one and/or phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our prospect lease following the completion of phase two. If we do not continue to obtain financing, we will be forced to abandon our prospect lease and our plan of operations will fail.

We may consider entering into a joint venture arrangement to provide the required funding to develop the prospect lease or other properties under consideration by management. We have not undertaken any efforts to locate a joint venture participant for the prospect lease. Even if we determined to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our prospect lease. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our prospect lease to the joint venture participant.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments to which we are a party.

ITEM 3. INTERNAL CONTROLS AND PROCEDURES

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

Part II

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this Quarterly Report, we are not aware of any pending or existing legal proceedings involving our company or its officers and directors. We are not aware of any proceedings being contemplated by any person or governmental authority against us, our properties or our officers and directors.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OFFERINGS

During the nine-month period ended December 31, 2007, we issued an aggregate of 1,000,000 shares of our restricted common stock through a private placement of Units, at $0.25 per Unit for total proceeds of $250,000. Each Unit consists of one common share in our capital stock and one non-transferable share purchase warrant at an exercise price of $0.35 per Warrant Share. The expiration date for the warrants is November 12, 2009. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act of 1933, as amended, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.

On January 23, 2008, we issued an aggregate of 480,000 shares of our restricted common stock through a private placement of Units, at $0.25 per Unit for total proceeds of $120,000. Each Unit consists of one common share in our capital stock and one non-transferable share purchase warrant at an exercise price of $0.35 per Warrant Share. The expiration date for the warrants is November 12, 2009. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act of 1933, as amended, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

RESIGNATION OF OFFICER/APPOINTMENT OF OFFICER

Effective January 31, 2008, our Board of Directors accepted the resignation of Jamie Oei as our President, Chief Executive Officer and a director. Effective January 31, 2008, our Board of Directors simultaneously accepted the consent of Gerry Jardine to act as President, Chief Executive Officer and a director. On the same date, our Board of Directors also accepted the consent of Richard Thomssen to act as our Vice President of Exploration and a director.

Mr. Jardine is a member of the Investor Relations team at Sweetwater Capital. Mr. Jardine was President/CEO and a director of New Pacific Ventures from 2001 to 2006. From 1999 to 2004, he was the Secretary/Treasurer and a director of Prefco Enterprises Inc., a public Canadian construction/development company. From 1989 to 2003, Mr. Jardine was President/CEO and a director of Truax Venture Corporation, a Canadian public exploration company. Additionally, from 1996 to 2003, Mr. Jardine was the President of Amcan Fiscal Consultants Inc., a private consulting company. From 1986 to 1997, Mr. Jardine was the President/CEO, and a director of PowerTech Industries Inc., a Canadian public company involved in the manufacture and sales of HVAC equipment. Over the past 23 years, Mr. Jardine has also served as a director to more than half a dozen other companies, mainly operating in resource industries.

Mr. Thomssen has been a Geological and Mineralogical Consultant for over 50 years with projects including exploration, evaluation, feasibility and development studies and operations throughout the United States, Canada, Mexico, New Zealand, Australia and Brazil for a wide variety of corporate clients. The highlights of his career include the discovery for Cyprus Mines Corporation of the Cannivan molybdenum deposit in Montana and the Copperstone gold deposit in Arizona. He also made considerable contributions to the exploration and development of the Thompson Creek molybdenum deposit in Idaho. He graduated with honors from the University of California with a B.A. in Geology in 1955. He later attended The University of Arizona as a graduate student and was a Visiting Research Associate in Physical Sciences at the Smithsonian Institution. Mr. Thomssen has been honored by having a new mineral "dickthomssenite" named for his contributions and research in the field of mineralogy and geology.

ITEM 6. EXHIBITS

(a)           Exhibits

The following exhibits are included in this report: See “Exhibit Index” immediately following the following the signature page of this Form 10-QSB.

10.1	Mineral Property Acquisition Agreement incorporated herein by reference as filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silica Resources Corporation

Date: February 14, 2008	By: /s/ Gerry Jardine
Gerry Jardine, President and Chief Executive Officer

Date: February 14, 2008	By: /s/ Robert Skelly
Robert Skelly, Chief Financial Officer