Form 10KSB
period 2008-03-31
SILICA RESOURCES CORP
filed 2008-06-30
CIK 1368505

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

Mark One
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 000-52169

Silica Resources Corporation (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-0990401 (I.R.S. Employer Identification No.)

1100 Hamilton Street, Suite 306 British Columbia, Vancouver, Canada V6B 2S2 (Address of principal executive offices)

(604) 646-1563 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes ☒                                No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuers revenues for its most recent fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. June 23, 2008: $67,680,000.00

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 23, 2008
Common Stock, $0.001	72,755,800

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

N/A

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SILICA RESOURCES CORPORATION

Form 10-KSB

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Silica Resources Corporation files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

Glossary

Adit - A horizontal excavation made into a hill that is usually driven for the purpose of intersecting or mining an ore body.

Arkose – a feldspar-rich sandstone.

Breccia - A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Chloritization – The conversion of or replacement by chlorite.

Cutoff grade: The lowest grade of mineral ore, in percent U3O8, at a minimum specified thickness that can be mined at a specified cost.

Diamond Drilling – a type of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable drill core sample of rock for observation and analysis.

Electro-magnetic (“EM”) Survey - A geophysical survey method which measures the electromagnetic properties of rocks.

Fault – a fracture or break in rock along which there has been movement.

Glossary - continued

Fluvial: Of or pertaining to a river or rivers

Gamma Log - A type of survey that records the amount of radiation in the surrounding rock.

Geophysical Survey - A scientific method of prospecting that measures the physical properties of rock formations. Common properties investigated include magnetism, specific gravity, electrical conductivity and radioactivity.

Grade GT - A factor used in the method to determine the contained resource of mineral deposits.  The number of cubic feet that comprise 1 ton of ore is multiplied by the cut-off grade to obtain the GT (grade in %U3O8 times thickness in ft).

Granite - any holocrystalline, quartz-bearing plutonic rock.

Hematite - An oxide of iron, and one of iron’s most common ore minerals.

Ignimbrite - The rock formed by the widespread deposition and consolidation of ash flows.

In Situ leach mining (ISL): The recovery through chemical leaching of mineral from an ore body without physical extraction of the ore from the ground: also referred to as "solution mining."

Lense - A body of ore that is thick in the middle and tapers towards the ends.

National Instrument 43-101 (NI 43-101) – A rule developed by the Canadian Securities Administrators (CSA) and administered by the provincial securities commissions in Canada that governs how issuers disclose scientific and technical information about their mineral projects to the public. It covers oral statements as well as written documents and websites. It requires that all disclosure be based on advice by a "qualified person" and in some circumstances that the person be independent of the issuer and the property. A qualified person (QP) as defined in NI 43-101 as an individual who:  (i) is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these; (ii) has experience relevant to the subject matter of the mineral project and the technical report; and (iii) is a member in good standing of a professional association.

Pyroclastic - Produced by explosive or aerial ejection of ash, fragments, and glassy material from a volcanic vent. Applied to the rocks and rock layers as well as to the textures so formed.

Roll Front Deposit - A sandstone mineral deposits formed in an aquifer through which mineral bearing groundwater flows. The mineral and other metals dissolved in the ground water precipitate out of the ground water and forms a mineral deposit. Roll front deposits are most typically mined by in-situ methods.

Sandstone - A medium-grained sedimentary rock composed of abundant rounded or angular fragments of sand size set in a fine-grained matrix and more or less firmly united by a cementing material.

Syncline - A down-arching fold in bedded rocks

Tuff - A general term for all consolidated pyroclastic rocks.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Silica Resources Corporation was incorporated under the laws of the State of Nevada in October 7, 2005. We are engaged in the business of acquisition, exploration and development of mineral properties in the United States and Canada. We also plan to locate and acquire other precious or industrial mineral properties. As of the date of this Annual Report, our main focus is the identification, acquisition, exploration and development of mineral properties, which has resulted in the acquisition of our interest in the properties discussed below.

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol “SRCN:BB”.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we", "our", "us”, "the Company", “the Corporation”, “Silica”, or "Silica Resources Corporation" refers to Silica Resources Corporation.

August 2007 Forward Stock Split

On August 8, 2007, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of twenty for one (20:1) of our total issued and outstanding shares of common stock (the “Forward Stock Split”). Each of our shareholders holding one share of common stock was entitled to receive an additional nineteen shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the Forward Stock Split were mailed on approximately August 10, 2007 without any action on the part of the shareholders.

The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. In our judgment the Forward Stock Split resulted in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the Forward Stock Split was to increase the marketability of our common stock.

The Forward Stock Split was effectuated with a record date of August 8, 2007 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split was implemented taking into account our authorized share capital and number of issued and outstanding shares of common stock as of the Record Date. Authorized share capital increased from 100,000,000 shares to 2,000,000,000 shares of common stock and our total issued and outstanding common stock was increased from 4,966,000 shares to 99,320,000 shares. The par value for our shares of common stock remained the same at $0.001. See “Part II. Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.”

ITEM 1. DESCRIPTION OF BUSINESS - continued

Transfer Agent

Our transfer agent is Madison Stock Transfer Inc., 1688 E. 16th Street, Suite 7, Brooklyn, New York 11229.

CURRENT BUSINESS OPERATIONS

We are a resource exploration company currently engaged in the exploration and development of properties that we believe may contain valuable minerals for the purpose of discovering commercially viable mineral deposits. Our foundational group of assets consists of the properties located in Montana and Idaho as more fully described below. We have entered into an agreement with Major Ventures LLC, Elk Creek Corporation and Balbach Colorado Inc. (collectively, the "Vendors") to earn a 100% interest in the properties. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the property covered by the prospect lease, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the property, and there is no assurance that we will discover one.

MINERAL PROPERTIES

The location of our mineral properties is summarized as follows:

Location	Acreage
Elkhorn Property, Beaverhead County, Montana	1,777 acres
Ramey Property, Custer County, Idaho	393 acres
Roaring River Property, Elmosre County, Idaho	2,707 acres
Ash-Wel Property, Wells Lake, Princeton, British Columbia	3,377 acres
Sydney Creek Property, Yukon Territory, Canada	partial restaking completed

ITEM 1. DESCRIPTION OF BUSINESS - continued

Mineral Property Acquisition Agreement

On January 31, 2008, we entered into a mineral property acquisition agreement (the "Agreement"), with Major Ventures LLC, Elk Creek Corporation and Balbach Colorado Inc. (collectively, the "Vendors"). Effective March 27, 2008, we completed the terms and conditions of the Agreement.

In accordance with the terms and conditions of the Agreement, the Vendors granted to us the sole and exclusive option (the "Option") to acquire a 100% undivided legal, beneficial and registerable interest in and to the following unencumbered mineral property interests (collectively, the "Property"): (i) the Elkhorn property located in Beaverhead County, Montana, and comprising approximately 1,777 acres; (ii) the Ramey Creek property located in Custer County, Idaho, and comprising approximately 393 acres; and (iii)  the Roaring River property located in Elmore County, Idaho, and comprising approximately 2,707 acres.

In order to exercise the Option, we were obligated to provide and to continue to provide the following consideration to the Vendors in the following manner:

(i) Affiliate Share Transfer. In contemplation of each of the Vendor's various and potential continuing roles with us, we caused one of our certain existing founding shareholders to sell an aggregate of 2,000,000 of our post-Forward Stock Split restricted and control and issued and outstanding common shares from the holdings of such shareholder (each an "Affiliate Share") to the order and direction of the Vendors at a purchase price of U.S. $0.0001 per Affiliate Share, as follows: (a) 1,000,000 Affiliates Shares to Balbach Colorado Inc; (b) 600,000 Affiliate Shares to Elk Creek Corporation; and (c) 400,000 Affiliate Shares to Major Ventures LLC. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(ii) Consulting Agreements. We are in the process of finalizing certain industry standard forms of proposed consulting arrangements (collectively, the “Consulting Agreements”) with certain of the finally determined Vendors or agents to the Vendors (collectively, the “Consultants”) therein providing for, without limitation, the provision of certain consulting services to be provided by the Consultants to us in connection with the exploration, development and expansion of the Property in consideration of, among other matters, the provision of the monthly payments by us to each of the Consultants together with entitlement for the Consultants to participate in our incentive stock option plan subject, at all times, to the final determination of the Board of Directors.

(iii) Maintenance payments. We have paid and will continue to pay to or on the Vendors’ behalf, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing.

As a result of satisfaction of these requirements under the Agreement, as of the date of this Annual Report, we have exercised the Option and thereby acquired an undivided 100% legal, beneficial and registerable interest in and to the mineral property interests comprising the Property.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Elkhorn Property

The Elkhorn Property is comprised of 86 staked MO Lode mining claims on approximately 1,777 acres within the Elkhorn Mining District in Beaverhead County, Montana. There are some patented mining claims within the area of interest and negotiations are underway to acquire these.

The claims are located in the Pioneer Mountains, on federal lands administered by the U.S. Department of Agriculture as the Beaverhead-Deerlodge National Forest, surveyed sections 12, 13, 14, 15, 22, 23 and 24, Township 4 South, Range 12 West, Montana Principle Meridian.

The Elkhorn property has good access on unimproved Forest Service Roads off of the recently completed Pioneer Mountains Scenic Byway, approximately ten miles from Polaris and thirty miles from Wise River.  The nearest full service town is Dillon Montana, the county seat, which has a hospital and numerous services. Butte is sixty five miles from the claims, and as a major mining center, hosts several businesses focused on drilling and construction services.  Helena and Missoula, both approximately 150 miles away, are the closest airports serving commercial flights from major western hubs.

A map showing the location of the Elkhorn property is provided below:

4S 12W
Beaverhead
MOUNTAINS

Mo Lode Claims 1-86
Elkhorn Mining District
Beaverhead County, Montana

ITEM 1. DESCRIPTION OF BUSINESS - continued

Geology and Mineralization. The geology of the Elkhorn area is dominated by Cretaceous and Tertiary granitic rocks of the Pioneer Batholith of calc-alkaline composition.  It lies east of the Idaho Batholith and within the Cordilleran fold and thrust belt.  The area of interest is underlain primarily by granodiorite, tonalite and quartz diorite.  The Comet fault trends north, connecting with the 4th of July fault, which continues into the sedimentary rocks of the northern Pioneers.  The Comet fault is believed to be significant in the sub parallel vein mineralization of the Elkhorn area, as is the 4th of July fault in the Cannivan Gulch deposit to the north being explored by United Bolero.

Historically, silver, lead and zinc were recovered from ores mined from quartz veins in the upper fault block to the west of the Comet fault.  The lower block exhibits significant molybdenite mineralization previously observed by Senior Consulting Geologist Joseph Worthington in the presently inaccessible 1000 level Elkhorn Mine adit.

Current and Planned Exploration Efforts. Current exploration efforts involve surface mapping and sampling of previously mined areas.  Geochemical sampling indicates low molybdenum values in the veins of the upper block.  Samples of sediment washed out of the 1000 level adit yield higher molybdenum values.  Efforts this spring will focus on preparing and filing plans with the local Forest Service District Ranger for permitting of surface drilling operations planned to begin next summer.  Four drill holes are planned this summer that will target the molybdenum mineralization noted in the 1000 level adit to ascertain distribution and depth of mineralization.  Surface sampling will also continue to identify future drill sites in order to establish the full parameters of the mineralized zone.

Ramey Creek Property

The Ramey Creek Property is comprised of 19 Bright lode mining claims on approximately 393 acres in the Salmon-Challis National Forest, Custer County, Idaho.  The property is located in unsurveyed sections 22, 23, 26, 27, 34 and 35, Township 12 North, Range 15 East of the Boise Principal Meridian on federal lands administered by the U.S. Department of Agriculture.  Ramey Creek is five air miles from the Thompson Creek molybdenum mine.  The area of interest lies four miles up Ramey Creek Canyon from the Yankee Fork River, at the intersection of a minor tributary unofficially named Ross Creek.

The property is accessed off of Idaho State Highway 75, via Yankee Fork Road at Sunbeam, then two miles up the unimproved Ramey Creek Road.  Ross Creek lies two miles further up by foot trail.  The nearest town with services is Stanley, primarily a seasonal tourist town, but Stanley does have an airfield suitable for small planes and helicopters.  Challis, the county seat, is 40 miles distant by state and U.S. highways. Twin Falls, approximately 120 miles to the south, has an airport with commercial airline service.  The Yankee Fork area has electrical service suitable for mining operations, due to the proximity of the now-closed Hecla mining operation on Jordan Creek.

A map showing the location of the Ramey Creek property is provided below:

2N 14E
12N 15E
Custer
12N 16E
1N 14E
11N 15E
11N 16E
89

Ramey Creek Prospect
Upper Bright Claims 1-15
Lower Bright Claims 1-4
Custer County, Idaho

ITEM 1. DESCRIPTION OF BUSINESS - continued

Geology and Mineralization. The geology of the Ramey Creek area includes Paleozioc sedimentary units and Tertiary volcanic and plutonic rocks.  The principal target of interest is the Pennsylvanian Wood River quartzite, which overlies a Copper Basin argillic siltstone.  A porphyry sill separates these units from the Challis volcanics in the area of interest.  The volcanic rocks comprise the peaks in succession from lower-most andesite upward to tuff and then rhyolite.  Faulting concurrent with volcanism has produced displacements up to 400 vertical feet in the quartzite.  This Wood River quartzite is brecciated and more heavily altered than the other units present.  Outcrops of this quartzite are exposed in cliffs with heights of 60 to 100 feet.  The downward extent of the unit is unknown pending an exploratory drilling program.

Current and Planned Exploration Efforts. Current exploration efforts involve mapping and sampling of the extent of exposed outcrop, mapping faults and contacts within the target area, and sediment sampling around the secondary drainages. Geochemical results from the Ross Creek drainage are being evaluated. A plan will be filed with the Forest Service to permit a helicopter supported drilling program for the summer or fall of 2008.

Roaring River Property

The Roaring River Property is comprised of 131 molybdenum claims from the Elk Creek Corporation.  The claims, covering approximately 2,707 acres, are located in surveyed Sections 11, 12, 13, 14, 22, 23, 24, 25 and 26, Township 4 North, Range 8 East, Boise Principal Meridian, on federal lands administered by the Boise National Forest.

The site is accessed from Boise and Idaho City via State highway 21, then an additional 40 miles on seasonally maintained gravel roads.  Boise is the nearest city, as well as the largest city in Idaho.

A map showing the location of the Roaring River property is provided below:

5N 8E
5N 9E
Elmore
4N 8E
4N 9E

Roaring River Molv Claims 1-132
Elmore County, Idaho

Geology and Mineralization. Tertiary igneous rocks associated with the Sheep Creek Batholith are the principal rocks in the area.  The majority of the claim block is underlain by biotite granites ranging from fine grained to porphyritic, while the northernmost border of the claim group abuts rhyolite cliffs. Mineralization as molybdenite associated with quartz veining and brecciation has been observed in old workings and in the fine grained granites.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Current and Planned Exploration Efforts. A geochemical survey resulted in the collection of 95 soil samples from the northern half of the claim group on a 500-foot grid.  Analyses were completed by ALS Chemex for molybdenum, copper and gold.  Results indicate potential drill target areas centered in the northeast and central areas.  Further close-spaced sampling will assess the detailed distribution of before drilling sites are selected.  A soil sampling program in the southern portion of the claim will be carried out next summer, utilizing helicopter or pack animal support.

Assignment Agreement

On May 25, 2008, we entered into an assignment agreement (the “Assignment Agreement”) with Larry Sostad and Andrew Sostad (collectively, “Sostad”) and West Peak Ventures of Canada Ltd. (“West Peak”) relating to the acquisition of a 100% undivided right, title and interest in and to four claims totaling 3,377 acres in a property klnown as the Ash-Wel claims in the Wells Lake area, Princeton, British Columbia, Canada in the Similkameen Mining Division (the “Ash-Wel Claims”). The Assignment Agreement relates to that certain letter agreement dated May 25, 2007 between West Peak and Sostad pertaining to the Ash-Wel Claims. In accordance with the terms and provisions of the Assignment Agreement, we agreed to: (i) pay all new staking and claims maintenance costs incurred for the Ash-Wel Claims property; (ii) assume the obligations for a $100,000 work programs by June 1, 2009; (iii) pay $20,000 to the vendors of the Ash-Wel Claims property on June 1, 2009; and (iv) facilitate the sale of an aggregate of 300,000 shares of our common stock held of record by one of our founding shareholders to the vendors at a purchase price of $0.001 per share.

Placer Lease Acquisition Agreement

On March 15, 2006, we entered into a Placer Lease Acquisition Agreement with Karl Gruber (the “Prospect Lease”) whereby we purchased a 100% interest in an unpatented lease to prospect a five mile portion of Sidney Creek located approximately one mile downstream of Iron Creek, in the Whitehorse Mining Division of the Yukon Territory, Canada.  The purchase price was paid by the issuance of 120,000 post-Forward Stock Split shares of our common stock for a total cost of $300.

We owned title to the prospect lease.  The prospect lease constitutes a disposition of land granted under the Placer Mining Act (Yukon Territory, Canada).  The prospect lease cannot be mined but can be staked into claim if it is kept in good standing. The term of the lease is one-year renewable for two additional one-year periods if we incur the qualifying property expenditures required under the Prospect Lease. During fiscal year ended March 31, 2007, we incurred the required expenditures and renewed the term of the Prospect Lease for an additional year. Subsequent to fiscal year ended March 31, 2008, the Prospect Lease expired and we have re-staked a portion of the property.

The Prospect Lease had the following legal description:

Placer lease located in the following portions of Sidney Creek in the Whitehorse Mining Division of the Yukon Territory
Post 1 GPS Reading 60 48 17.7 x 133 09 21.0
Post 2 approximately 1 mile downstream of Iron Creek on the baseline of Sidney Creek
Post 1 5 miles downstream from Post 2
Post 2 GPS Reading 60 50 42.3 x 133 16 45.4

The property that is the subject of our prospect lease (the “Prospect Lease Property”) is located 28 miles west of Carcross in the Yukon Territory and approximately 62 miles east southeast of Whitehorse, the capital, in southwestern Yukon Territory.  The property is located 10 miles from the Canol Highway (Highway #6), 26 miles from the junction at north of Teslin along the Alaskan Highway. Skagway, Alaska is located by road 26 miles to the west.

The Prospect Lease Property lies below the confluence of Sidney and Iron Creeks, tributaries of Nisutlin River which flows into Lake Teslin, just off the Alaskan Highway, in the Yukon Coastal Mountain ranges.  The area can be accessed by two wheel drive vehicle from Whitehorse via the Alaskan Highway and is 10 miles off the Canol Highway (Highway #6).  Whitehorse, the capital of the Yukon Territory, is a fully-serviced community of approximately 15,000 people and with rail and air transport and major power transmission.  Local access to the Prospect Lease Property is gained from a system of old bush roads off the Canol Highway.

ITEM 1. DESCRIPTION OF BUSINESS - continued

A map showing the location of the Sidney Creek property is provided below:

ITEM 1. DESCRIPTION OF BUSINESS - continued

Physiography, Local Resources and Infrastructure. The Prospect Lease is located in an area that is part of the Yukon Plateau of the Canadian Cordillera with subdued rounded mountains with broad rolling upland inter-stream areas between north-northwesterly trending ranges which constitute the north-westward extension of the Cassiar Mountains into Alaska. In the area of the Nisutlin River valley, the elevations range from the 2500 feet to more than 6000 feet above sea level and in the area of the Prospect Lease the elevation is just below 3000 feet.  The Nisutlin River is navigable from Teslin Lake to Sidney Creek.

Lower slopes are forested and mantled by glacial drift and colluvium, reflecting the various phases of continental and alpine glaciation although local cliffs and creek canyons afford good rock exposure.  (Colluvium refers to loose bodies of sediment that has been deposited or built up at the bottom of a low grade slope or against a barrier on that slope, transported by gravity.)

The vegetation is typical of the interior Yukon Plateau with a mix of fir, willow, and cottonwood trees on old trails and poorly drained areas.  The climate is characterized by long, cold winters and warmer summers.

All the population centres in the area totaling almost 15,000 people are within a one to two hour drive of the project and provide all amenities including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items.  Construction and placer equipment companies are present in communities nearby while assay facilities are located in Whitehorse.

Prior Exploration. The Sidney-Iron Creek placer deposits were discovered in 1905 and work was conducted thereon intermittently until the mid 1930s. In the 1950s a professional geologist conducted examinations of the placers at the junction of the Sidney and Iron Creeks and reported on a test program of the placers in 1981 and in December of 1987.

No full scale or systematic exploration of the placers has been undertaken.  Little surface mapping or sampling has been completed on the property that is the subject of our prospect lease.  None of the prior exploration on the property was been completed by us.

We obtained a geological report on our prospect lease prepared by Laurence Stephenson, P.Eng., in May 2006.  This report was based on information on our prospect lease included in the public domain, geologic maps, from recently released geological survey data and from Mr. Stephenson’s geological experience in the area.

Present Condition and Current State of Exploration. Our Prospect Lease presently does not have any mineral reserves and the Prospect Lease Property is undeveloped and does not contain any open-pit or underground mines.  There is no plant or equipment located on the property. Restaking in areas of interest is in process at the date of this report.

Geology. The area’s bedrock geology is summarized as being part of the Coastal range of the Western Cordillera with younger Palaeozoic and Mesozoic stratified rocks to the southwest, including the area of the claims and a broad terrain of early Palaeozoic and Proterozoic rocks of the eastern part of the Cordillera to the northeast.  The northwesterly trending fold axes of the stratified rocks are intruded by Cretaceous felsic and Permian- Jurassic mafic bodies.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Glaciation in the area consisted of several different episodes and included both continental and alpine types. The most recent continental ice sheets moved in a westerly to southwesterly direction and are antedated by alpine glaciation and prior continental glaciation. The peneplanation which is reflected in the rounded mountainous terrain tops, was caused by the continental ice sheets while the sharp cirque and U-shaped valleys and residual lakes and gravel terraces were shaped by the latter alpine glacial reconcentration of the ancient detritus into the present day features.

Placer deposits occur as a result of the scouring of the rock by the glaciation, deposition of the debris and subsequent winnowing by their melt waters into active valley stream channels or old stream channels. Since this is an ongoing process that has occurred throughout the geological time scale, there are older “tertiary” channels that were deposited. Repetition of the alluvial process has had occasion to concentrate and/or re-distribute these older channels into new auriferous high grade “Eldorados”.

Regionally the area is anomalous in gold values as evidenced by the minor workings along the Sidney and Iron Creeks but no systematic surveying of the area by government can be identified as useful to the definition of concentrations of placer deposits.

Planned Exploration Program. Mr. Stephenson’s geological report recommends a phased exploration work program on the prospect lease that will include reconnaissance geomorphology to assess the amount of placer material involved and a detailed placer pit testing program.

A budget of $20,000 is estimated for phase one and it is expected to take approximately three weeks to complete.  We expect to commence this phase of the exploration program in the summer of 2008, provided that we have sufficient funds to do so and depending on weather conditions and the availability of personnel and equipment.

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

Our Board of Directors will make a determination whether to proceed with further exploration work upon completion of phase one.  In completing this determination we will assess whether the results of phase one are sufficiently positive to enable us to obtain any additional financing that we will then require.  This analysis will include, among other factors, an assessment of the market for financing of junior mineral exploration projects at the time of our assessment.

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

Our Board of Directors will make a determination whether to proceed with the third phase of the recommended work program only upon completion of phase two.  In making this determination we will make an assessment as to whether the results are sufficiently positive to enable us to obtain the additional financing that would be necessary for us to proceed.

We have not chosen anyone specific to conduct exploration work on the property.  We intend to choose a geologist recognized in the Yukon Territory who has had experience working in the regional area of the property.

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to complete further acquisition of additional mineral opportunities which fall within the criteria of providing a geological basis for development of mining initiatives that can provide near term revenue potential and production cash flows to create expanding reserves. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional interests in mineral properties. We plan to build a strategic base of producing mineral properties.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Our ability to continue to complete planned exploration activities and expand acquisitions and explore mining opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained.  See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Plan of Operation.”

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking mineral based exploration properties together with the equipment, labor and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime mineral exploration prospects and then exploit such prospects. Competition for the acquisition of mineral exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable mineral exploration properties will be available for acquisition and development.

GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Yukon Territory, Idaho and Montana.  In addition to the laws and regulations specifically discussed below, additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration programs.  The amount of these costs is not known at this time as we do not know the size or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Yukon Law

With respect to our Sidney Creek interest (Yukon), the term of our original prospect lease was one year and it can be renewed twice.  Accordingly, the lease may be held for a maximum of three years.  Testing work must be performed and filed pursuant a prospecting program meeting certain minimal requirements under the Placer Mining Act no later than the anniversary date of the lease in each year.  The prospecting program must involve at least $1,000 of work per mile, or $5,000 in total for the property covered by our prospect lease, on an annual basis.

Any testing work undertaken on our prospect lease must be conducted in a manner that minimizes disruption to the environment, and must comply with applicable legislation including the Waters Act (Yukon Territory).  Mining and preparing the ground for mining are not permitted on prospect leases.

U.S. Federal and State Environmental Law

Our future activities in the United States may cause us to be subject to liability under various federal and state laws for the protection of the environment.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), imposes strict, joint and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release.  This liability could include response costs for removing or remediating the release and damages to natural resources.  We are unaware of any reason why our undeveloped properties would currently give rise to any potential CERCLA liability. We cannot predict the likelihood of future CERCLA liability with respect to our properties or surrounding areas that have been affected by historic mining operations.

Under the Resource Conservation and Recovery Act (RCRA) and related state laws, mining companies may incur costs for generating, transporting, treating, storing or disposing of hazardous or solid wastes associated with certain mining-related activities.

Mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, such as crushers and storage facilities, and from mobile sources such as trucks and heavy construction equipment.  All of these sources are subject to review, monitoring, permitting, and/or control requirements under the federal Clean Air Act and related state air quality laws.

Under the federal Clean Water Act and delegated state water-quality programs, point-source discharges into “Waters of the United States” are regulated by the National Pollution Discharge Elimination System (NPDES) program. Section 404 of the Clean Water Act regulates the discharge of dredge and fill materials into “Waters of the United States,” including wetlands. Discharges of pollutants to the groundwater is regulated by the state Aquifer Protection Permit Program, that sets standards for water quality discharges and requires permits for discharges. Storm water discharges also are regulated and permitted under that statute. All of those programs may impose permitting and other requirements on our operations. The federal Pollution Prevention Act of 1990, that implements the Community-Right-To-Know portions of CERCLA, may require us to file annual toxic chemical release forms.

The National Environmental Policy Act (NEPA) requires an assessment of the environmental impacts of “major” federal actions. The “federal action” requirement can be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals.  NEPA does not establish any substantive standards.  It merely requires the analysis of any potential impact.  The scope of the assessment process depends on the size of the project.  An Environmental Assessment (EA) may be adequate for smaller projects which are found to have no significant impacts.  An Environmental Impact Statement (EIS), which is much more detailed and broader in scope than an EA, is required for larger projects with significant impacts. NEPA compliance requirements for any of our proposed projects, could result in additional costs or delays.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The Endangered Species Act (ESA) is administered by the U.S. Department of Interior’s U.S. Fish and Wildlife Service.  The purpose of the ESA is to conserve and recover listed endangered and threatened species of flora and fauna and their habitat.  Under the ESA, “endangered” means that a species is in danger of extinction throughout all or a significant portion of its range. “Threatened” means that a species is likely to become endangered within the foreseeable future. Under the ESA, it is unlawful to “take” a listed species, which can include harassing or harming members of such species or significantly modifying their habitat.  We currently are unaware of any endangered species issues at any of our projects that would have a material adverse effect on our operations. Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

U.S. Federal and State Reclamation Requirements

We may be subject to mine plan and land reclamation requirements under the Federal Land Policy and Management Act and any analogous state law provisions, which are implemented through permits and operations and reclamation plans that apply to exploration and mining activities.  These requirements mandate reclamation of disturbed areas and require the posting of bonds or other financial assurance sufficient to guarantee the cost of reclamation.  If reclamation obligations are not met, the designated agency could draw on these bonds and letters of credit to fund expenditures for reclamation requirements.

Reclamation requirements generally include stabilizing, contouring, and re-vegetating disturbed lands, controlling drainage from portals and waste rock dumps, removing roads and structures, neutralizing or removing process solutions, monitoring groundwater at the mining site, and maintaining visual aesthetics.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Gerry Jardine is our President and Chief Executive Officer and Chief Financial Officer and Treasurer. This individual is primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Risks Related to Our Business

We will need to raise additional financing to complete further exploration.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our mineral properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in any of our future mineral properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our mineral properties. Further, if we are able to establish that development of our mineral properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our mineral properties into production and recover our investment. We may not discover commercially exploitable quantities of mineral on our properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

Our properties do not contain reserves in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we out will establish reserves. Our mineral properties are in the exploration stage as opposed to the development stage and have no known body of economic mineralization. The known mineralization at these projects has not yet been determined, and may never be determined to be economic. We plan to conduct further exploration activities on our mineral properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether commercial mineable mineral exists on any of our properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of mineral. Any determination that our properties contain commercially recoverable quantities of mineral may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economical. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Our exploration activities on our mineral properties may not be commercially successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of mineral on our properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

•           identification of potential mineralization based on superficial analysis;

•           availability of government-granted exploration permits;

•           the quality of management and geological and technical expertise; and

•           the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract the mineral, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; mineral prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of mineral and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized mineral in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of mineral on our properties.

Certain Mineral Prices May Not Support Corporate Profit.

Certain mineral prices have been highly volatile, and are affected by numerous international economic and political factors which we have no control. The price of minerals has varied over the last four years. The price of certain minerals is affected by numerous factors beyond our control, including the demand for such mineral, increased supplies from both existing and new mineral mines, sales of minerals from existing government stockpiles, and political and economic conditions. Our long-term success is highly dependent upon the price of minerals, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of mineral. If a profitable market does not exist, we could have to cease operations.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Our business is difficult to evaluate because we have a limited operating history.

In considering whether to invest in our common stock, you should consider that our inception was October 7, 2005 and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance.  In addition, we have only recently acquired our primary mineral exploration prospects located in the Yukon, Montana, and Idaho and elsewhere with limited experience in early stage exploration efforts.

We have a history of operating losses and there can be no assurances we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately ($352,101) from October 7, 2005 (inception) to March 31, 2008. As of March 31, 2008, we had an accumulated deficit of ($352,101) and had incurred losses of approximately ($212,504) during fiscal year ended March 31, 2008. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

Future participation in an increased number of mineral exploration prospects will require substantial capital expenditures.

The uncertainty and factors described throughout this section may impede our ability to economically discover, acquire, develop and/or exploit mineral prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

The financial statements for the fiscal years ended March 31, 2008 and March 31, 2007 have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Going Concern.”

 ITEM 1. DESCRIPTION OF BUSINESS - continued

We will require additional funding in the future.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. The terms and provisions of the Agreement and our current plans require us to make substantial capital expenditures for the exploration of our mineral exploration properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of mineral. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

As part of our growth strategy, we intend to acquire additional mineral exploration properties.

Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

We are relatively a new entrant into the mineral exploration and development industry without profitable operating history.

Since inception, our activities have been limited to organizational efforts and obtaining working capital. It has only been since 2006 that our business operations and focus is on acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited. The business of mineral exploration and development is subject to many risks and if mineral is found in economic production quantities, the potential profitability of future possible mining ventures depends upon factors beyond our control. The potential profitability of mining mineral properties if economic quantities of mineral is found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of mineral; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The risks associated with exploration and development and, if applicable, mining could cause personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved mineral reserves. We do not presently carry property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

Because access to the properties underlying our mineral property interests may be restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to the property that is the subject of our Yukon prospect lease is typically limited or restricted from November to April of each year due to snow and storms in the area.  In addition, access to the Elkhorn, Ramey Creek and Roaring River Properties (which are located in Montana and Idaho) may be restricted in winter months due to inclement weather.  As a result, any attempts to visit, test or explore such properties are limited to those months when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as any mining or production in the event that commercial amounts of minerals are found. This may cause our business venture to fail and the loss of your entire investment in our common stock.

The mineral exploration and mining industry is highly competitive and there is no assurance that we will be successful.

The mineral exploration and mining industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce mineral, but also market mineral and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive mineral properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low mineral market prices. Our larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing mineral properties.

The marketability of certain minerals will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of certain minerals which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of mineral and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Mineral mining operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations.

If economic quantities of mineral is found by us in sufficient quantities to warrant mining operations, such mining operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mineral mining operations are also subject to foreign, federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Mineral exploration and development and mining activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

Mineral exploration and development and future potential mineral mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our global operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

Future potential mineral mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mineral mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

ITEM 1. DESCRIPTION OF BUSINESS - continued

If we are unable to maintain our mineral property interests, then our business will fail.

We own an unpatented prospect lease which constitutes a disposition of land granted under the Placer Mining Act (Yukon Territory, Canada).  The prospect lease cannot be mined but can be staked into claim, if kept in good standing.  It is issued for one year and can be renewed twice.  Accordingly, the lease may be held for a maximum of three years.  Testing work must be performed and filed pursuant a prospecting program meeting certain minimal requirements under the Placer Mining Act no later than the anniversary date of the lease in each year.  The prospecting program must involve at least $1,000 of work per mile, or $5,000 in total for the property covered by our prospect lease, on an annual basis.  If we fail to meet these requirements on a timely basis, our prospect lease will lapse and we will be prevented from staking a lease covering the same ground for one year.  Accordingly, you could lose all or part of your investment in our common stock.

Costs associated with environmental liabilities and compliance may increase with an increase in future scale and scope of operations.

We believe that our operations currently comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured at the current date against possible environmental risks.

Any change in government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in any applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

We may be unable to retain key employees or consultants or recruit additional qualified personnel.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Gerry Jardine, our President/Chief Executive Officer, Secretary/Treasurer and Chief Financial Officer/Principal Accounting Officer and a director. Further, we do not have key man life insurance on this individual. We may not have the financial resources to hire a replacement if our officer was to die. The loss of service of this employee could therefore significantly and adversely affect our operations.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Our officers and directors may be subject to conflicts of interest.

Our officers and directors serve only part time and are subject to conflicts of interest. Each of our executive officers and directors serves only on a part time basis. Each devotes part of his working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors may be subject to conflicts of interest.

Nevada law and our articles of incorporation may protect our directors from certain types of lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to Our Common Stock

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 72,755,800 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 3,760,000 pre-Forward Stock Split (75,200,000 post-Forward Stock Split) shares of our common stock pursuant to the Registration Statement declared effective on August 4, 2006 and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 34,755,800 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See “Item 5. Market for Common Equity and Related Stockholder Matters.”

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The trading price of our common stock on the OTC Bulletin Board will fluctuate significantly and stockholders may have difficulty reselling their shares.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional issuance of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation authorize the issuance of 2,000,000,000 shares of common stock. Common stock is our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

Our common stock is classified as a “penny stock” under SEC rules which limits the market for our common stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

ITEM 1. DESCRIPTION OF BUSINESS - continued

A majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 2. DESCRIPTION OF PROPERY

We lease our principal office space located at 1100 Hamilton Street, Suite 306, British Columbia, Canada V6B 2S2. This office space is for the conduct of our business operations and is provided at nominal cost. The office and services related thereto may be cancelled at any time with a thirty day notice.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended March 31, 2008, no matters were submitted to our stockholders for approval.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “SRCN:OB” on approximately December 2007. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions. As of the date of this Annual Report, there has been approximately one trade in our shares at $1.80 per share.

Month Ended	High Bid	Low Bid
December 31, 2007	$1.80.	$1.80
March 31, 2008	$1.80	$1.80

As of June 23, 2008, we had 73 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

FORWARD STOCK SPLITS

August 2007 Forward Stock Split

On August 8, 2007, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved the Forward Stock Split. Each of our shareholders holding one share of common stock was entitled to receive an additional nineteen shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the Forward Stock Split were mailed on approximately August 10, 2007 without any action on the part of the shareholders.

The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. In our judgment the Forward Stock Split resulted in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the Forward Stock Split was to increase the marketability of our common stock.

The Forward Stock Split was effectuated with a record date of August 8, 2007 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split was implemented taking into account our authorized share capital and number of issued and outstanding shares of common stock as of the Record Date. Authorized share capital increased from 100,000,000 shares to 2,000,000,000 shares of common stock and our total issued and outstanding common stock was increased from 4,966,000 shares to 99,320,000 shares. The par value for our shares of common stock remained the same at $0.001. See “Part II. Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.”

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES - continued

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have any stock option plans. The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-0-	-0-	-0-
Equity Compensation Plans Not Approved by Security Holders	-0-	-0-	-0-
Warrants	1,880,000	$0.35	n/a

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended March 31, 2008, to provide capital, we sold stock in private placement offerings pursuant to contractual agreements as set forth below.

January 2008 Private Placement Offering

Effective January 2008, we completed a private placement offering (the “Private Placement”) with certain non-United States residents (collectively, the “Investors”). In accordance with the terms and provisions of the Private Placement, we issued to the Investors an aggregate of 1,480,000 units at a per unit price of $0.25 (the “Unit”) in our capital for aggregate proceeds of $370,000. Each Unit was comprised of one share of restricted common stock and one-share purchase warrant (the “Warrant”) entitling the Investor to purchase one share of common stock at $0.35. Each Warrant is exercisable for a period of two years from the date of issuance.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES - continued

The Units under the Private Placement were sold to non-United States Investors in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the Units was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

June 2008 Private Placement Offering

Effective June 2008, we completed a private placement offering (the “Private Placement”) with one non-United States resident (the “Investor”). In accordance with the terms and provisions of the Private Placement, we issued to the Investor an aggregate of 400,000 units at a per unit price of $0.25 (the “Unit”) in our capital for aggregate proceeds of $100,000. Each Unit was comprised of one share of restricted common stock and one-share purchase warrant (the “Warrant”) entitling the Investor to purchase one share of common stock at $0.35. Each Warrant is exercisable for a period of two years from the date of issuance.

Return of Shares

On approximately June 11, 2008, three of our former officers/directors returned an aggregate of 28,444,200 shares of our restricted common stock with no consideration paid to the shareholders. The shares were cancelled and returned to our treasury.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 7, 2005) to year ended March 31, 2008, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information for the periods indicated.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION - continued

RESULTS OF OPERATION

	Fiscal Years Ended March 31, 2008 and March 31, 2007		For the Period from October 7, 2005 (inception) to March 31, 2008
	2008	2007
Expenses	-	-	-
Depreciation and amortization	$92	$138	$230
Consulting	61,799	1,000	62,799
Legal	37,286	63,344	104,542
Management Fees	3,000	12,000	15,000
Mineral Property Costs	84,870	15,616	100,786
Office and Administration	20,973	18,659	42,000
Professional Services	13,077	16,560	35,337
Loss from Operation	$(221,097)	$(127,317)	$(360,694)
Settlement of Debt	8,593	-0-	8,593
Net Loss	$(212,504)	$(127,317)	$(352,101)

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Fiscal Year Ended March 31, 2008 Compared to Fiscal Year Ended March 31, 2007.

Our loss from operations for fiscal year ended March 31, 2008 was ($221,097) compared to loss from operations of ($127,317) during fiscal year ended March 31, 2007 (an increase of $93,780). During fiscal years ended March 31, 2008 and March 31, 2007, we did not generate any revenue.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION - continued

During fiscal year ended March 31, 2008, we incurred expenses of $221,097 compared to $127,317 incurred during fiscal year ended March 31, 2007 (an increase of $93,780). These expenses incurred during fiscal year ended March 31, 2008 consisted of: (i) depreciation and amortization  of $92 (2007: $138); (ii) consulting of $61,799 (2007: $1,000); (iii) legal of $37,286 (2007: $63,344); (iv) management fees of $3,000 (2007: $12,000); (v) mineral property costs of $84,870 (2007: $15,616); (vi) office and administration of $20,973 (2007: $18,659); and (vii) professional services of $13,077 (2007: $16,560).

During fiscal year ended March 31, 2008, we also recorded settlement of debt in the amount of $8,593, which was off-set against our loss from operations thus resulting in a net loss of ($212,504) compared to a net loss of ($127,317) during fiscal year ended March 31, 2007.

Expenses incurred during fiscal year ended March 31, 2008 compared to fiscal year ended March 31, 2007 increased primarily due to the increase in mineral property costs and consulting relating to the increased scale and scope of business operations based on the acquisition of our interest in the properties in Montana and Idaho and British Columbia. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during fiscal year ended March 31, 2008 was ($212,504) compared to a net less of ($127,317) during fiscal year ended March 31, 2007. The weighted average number of shares outstanding was 99,791,694 for fiscal year ended March 31, 2008 (as increased in accordance with the Forward Stock Split) compared to 97,012,040 for fiscal year ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended March 31, 2008

As at fiscal year ended March 31, 2008, our current assets were $151,311 and our current liabilities were $60,636, which resulted in a working capital surplus of $90,675. As at fiscal year ended March 31, 2008, current assets were comprised of $148,254 in cash and cash equivalents and $3,057 in receivables. As at fiscal year ended March 31, 2008, current liabilities were comprised of $48,619 in accounts payable and accrued liabilities and $12,017 due to related party.

As at fiscal year ended March 31, 2008, our total assets were $176,453 comprised of: (i) current assets of $151,311; (ii) valuation of mining properties of $24,144; and (iii) equipment, net of depreciation, of $996. The increase in total assets during fiscal year ended March 31, 2008 from fiscal year ended March 31, 2007 was primarily due to the increase in cash and cash equivalents.

As at fiscal year ended March 31, 2008, our total liabilities were $60,636 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended March 31, 2008 from fiscal year ended March 31, 2007 was primarily due to the increase in accounts payable and accrued liabilities and amounts due to related parties. See “ – Material Commitments.”

Stockholders’ equity (deficit) increased from ($38,297) for fiscal year ended March 31, 2007 to $115,817 for fiscal year ended March 31, 2008.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION - continued

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended March 31, 2008, net cash flows used in operating activities was ($206,361) consisting primarily of a net loss of ($212,504). For fiscal year ended March 31, 2007, net cash flows used in operating activities was ($102,938) consisting primarily of a net loss of ($127,317). During fiscal year ended March 31, 2008, net cash flows used in operating activities was adjusted by items not requiring the use of cash for settlement of debt in the amount of ($8,593) (2007: $-0-) and depreciation in the amount of $92 (2007: $138). Net cash flows used in operating activities was further changed by ($3,057) (2007: $-0-) for receivables and $17,701 (2007: $24,241) for accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For fiscal year ended March 31, 2008, net cash flows used in investing activities was ($24,144) consisting of acquisition of mineral properties.  For fiscal year ended March 31, 2007, net cash flows used in investing activities was ($1,228) for acquisition of office equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended March 31, 2008, net cash flows provided from financing activities was $378,635 compared to $32,593 for fiscal year ended March 31, 2007. Cash flows from financing activities for fiscal year ended March 31, 2008 consisted primarily of $366,618 (2007: $24,000) in proceeds from sale of stock issued for cash and $12,017 (2007: $8,593) due to related party.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities and debt instruments. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) possible drilling initiatives on current properties and future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION - continued

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our Sydney Creek Property Placer Property:

Phase One Exploration. We plan to conduct phase one of our recommended exploration program on our prospect lease. Phase one will consist of reconnaissance geomorphology to assess the amount of placer material involved and a detailed placer pit testing program to define targets for further work, and is estimated to cost up to $20,000.  We expect to commence this first phase of our exploration program by the summer of 2008, weather permitting, depending on the availability of personnel and equipment.  Phase one is expected to take approximately three weeks to complete.  We anticipate that we will have to raise additional funding in order to complete the phase one work program.

Phase Two Exploration. If warranted by the results of phase one, we intend to proceed with phase two of a recommended exploration program.  At present we estimate that a phase two program would cost approximately $60,000.  If we complete phase two, our Board of Directors will make a determination whether to proceed with the third phase of the recommended work program, which is currently estimated to cost approximately $70,000.

We anticipate expenditures as follows during the remainder of 2008 for further due diligence and if applicable, exploration and development of its Elkhorn, Ramey Creek, and Roaring River properties subject to the availability of adequate funding yet to be obtained.

Elkhorn Property	2008 Budgeted Expense
Land acquisition and maintenance	$30,000
Personnel and travel	100,000
Consultants	30,000
Drilling 5,000 feet at 60 foot (4 DDH)	300,000
Road and drillsite preparations	20,000
Engineering, surveying	15,000
Assaying (500 samples at 50 foot intervals)	25,000
Contingency and unallocated	78,000
Elkhorn Property Total:	598,000

Ramey Creek Property	2008 Budgeted Expense
Technical expenditures	$150,000
General	5,000
Contingency and unallocated	15,500
Ramey Creek Property Total	170,500

Roaring River Property	2008 Budgeted Expense
Technical expenditures	$25,000
General	7,500
Contingency and unallocated	3,250
Roaring River Property Total	35,750

We will have to raise additional funding in order to conduct any such phase two work programs outlined above and budgeted expenditures relating to the Elkhorn, Ramey Creek, and Roaring River properties as well as ongoing general and administrative expenses and those required costs related to the Property relating to the Agreement.

We estimate that our total expenditures over the next twelve months will be approximately $1,525,000 to $1,650,000. This estimate does not take into account estimated expenditures with respect to phases two and three of our exploration program, as these phases are contingent on the results of phase one as well as our receipt of sufficient financing. Other possible future acquisition targets are also unbudgeted.

Advances and further private placements are expected to be adequate to fund our operations over the next six months. However, we will require financing to enable us to complete phase one of our exploration program, to pay for our general and administrative expenses for the next 12 months, and due diligence and required costs related to the Property relating to the Agreement. In addition, our ability to complete phases two and three of the recommended work program will be subject to us obtaining additional financing.

During the twelve month period following the date of this Annual Report, we anticipate that we will not generate any revenue. Accordingly, we anticipate that we will be required to obtain financing in order to complete our plan of operations during the next twelve months. We believe that debt financing will not be an alternative for us as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue exploration of our prospect lease and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase one and/or phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our prospect lease following the completion of phase two. If we do not continue to obtain financing, we will be forced to abandon our prospect lease and our plan of operations will fail.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION - continued

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, and other than our obligations to be incurred under the Agreement and the Assignment Agreement, we do not have any other material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2008 and March 31, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION - continued

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity’s first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by us prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 160 will have on our financial statements upon adoption.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of our first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of February 29, 2008, we have not adopted this statement and management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The adoption of SAB 110 should have no effect on our financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS

Silica Resources Corporation
(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2008

Report of Independent Registered Public Accounting Firm Dated June 2, 2008.	F-1

Balance Sheets as at March 31, 2008 and March 31, 2007.	F-2

Statements of Operations For Fiscal Years Ended March 31, 2008 and March 31, 2007 and for the Period From October 7, 2005 (Inception) to March 31, 2008.	F-3

Statement of Changes in Stockholders’ Equity/(Deficiency) for the Period From October 7, 2005 (Inception) to March 31, 2008.	F-4

Statements of Cash Flows for the Fiscal Years Ended March 31, 2008 and March 31, 2007 and for the Period From October 7, 2005 (Inception) to March 31, 2008.	F-5

Notes to Financial Statements.	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Silica Resources Corporation:

We have audited the accompanying balance sheets of Silica Resources Corporation (an exploration stage company) as of March 31, 2008 and 2007 and the statements of operations, cash flows and stockholders’ equity for the years ended March 31, 2008 and 2007 and the period from October 7, 2005 (date of inception) through March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Silica Resources Corporation as of March 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended March 31, 2008 and 2007, and the period from October 7, 2005 (date of inception) through March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Dale Matheson Carr-Hilton Labonte LLP

Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
June 2, 2008

Silica Resources Corporation
(An Exploration Stage Company)
Balance Sheets

	March 31, 2008 $	March 31, 2007 $
ASSETS

Current Assets

Cash	148,254	124
Receivables (Note 3)	3,057	-

	151,311	124

Mineral Properties (Note 4)	24,144	-

Equipment, net of depreciation	998	1,090

Total Assets	176,453	1,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	48,619	30,918
Due to related parties (Note 6)	12,017	8,593

Total Liabilities	60,636	39,511

Stockholders’ Equity (Deficit)

Capital stock (Note 5) Authorized: 2,000,000,000 shares, $0.001 par value Issued and outstanding: 100,800,000 shares (March 31, 2007 – 99,320,000 shares)	100,800	99,320

Warrants (Note 5)	48,532	-

Additional paid in capital	318,586	1,980

Deficit accumulated during the exploration stage	(352,101)	(139,597)

Total Stockholders’ Equity (Deficit)	115,817	(38,297)

Total Liabilities and Stockholders’ Equity	176,453	1,214

Contingency (Note 1)
Commitments (Note 4 and 8)
Subsequent event (Note 9)

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Operations

	For the Year Ended March 31,	For the Year Ended March 31,	Accumulated From October 7, 2005 (Date of Inception) to March 31,
	2008	2007	2008
	$	$	$

Expenses

Depreciation and Amortization	92	138	230
Consulting	61,799	1,000	62,799
Legal	37,286	63,344	104,542
Management fees (Note 6)	3,000	12,000	15,000
Mineral property costs	84,870	15,616	100,786
Office and administration	20,973	18,659	42,000
Professional services	13,077	16,560	35,337

Loss from operation	(221,097)	(127,317)	(360,694)

Settlement of debt (Note 6)	8,593	-	8,593

Net loss	(212,504)	(127,317)	(352,101)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of shares outstanding – basic and diluted	99,791,694	97,012,040

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statement of Stockholders' Equity
October 7, 2005 (Date of Inception) to March 31, 2008

	Common Shares
	Number	Par Value	Additional Paid-in Capital	Common Share Subscription	Warrants	Deficit Accumulated during the Exploration Stage	Total
		$	$	$	$	$	$
Balance, October 7, 2005,	-	-	-	-	-	-	-
Capital stock issued for cash:
– February 2006 at $0.00005 per share	60,000,000	60,000	(57,000)	-	-	-	3,000
– February 2006 at $0.0025 per share	24,000,000	24,000	36,000	-	-	-	60,000
– March 2006 at $0.0025 per share	6,400,000	6,400	9,600	-	-	-	16,000
Capital stock issued for mineral property:
– March 15, 2006 at $0.0025 per share (Note 4)	120,000	120	180	-	-	-	300

Capital stock subscription	-	-	-	(2,000)	-	-	(2,000)
Net loss	-	-	-	-	-	(12,280)	(12,280)
Balance, March 31, 2006	90,520,000	90,520	(11,220)	(2,000)	-	(12,280)	65,020
Capital stock issued for cash:
– June 2006 at $0.0025 per share	8,000,000	8,000	12,000	-	-	-	20,000
– September 2006 at $0.0025 per share	800,000	800	1,200	-	-	-	2,000
Capital stock subscription	-	-	-	2,000	-	-	2,000
Net loss	-	-	-	-	-	(127,317)	(127,317)
Balance, March 31, 2007	99,320,000	99,320	1,980	-	-	(139,597)	(38,297)
Capital stock issued for cash:
– November 2007 to January 2008 at $0.25 per share	1,480,000	1,480	319,988	-	48,532	-	370,000
Issue cost - legal	-	-	(3,382)	-	-	-	(3,382)
Net loss	-	-	-	-	-	(212,504)	(212,504)
Balance, March 31, 2008	100,800,000	100,800	318,586	-	48,532	(352,101)	115,817

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended March 31,	For the Year Ended March 31,	Accumulated From October 7, 2005 (Date of Inception) to March 31,
	2008	2007	2008
	$	$	$

Operating Activities

Net loss	(212,504)	(127,317)	(352,101)

Items not requiring the use of cash

Depreciation	92	138	230

Mineral property costs	-	-	300

Settlement of debt	(8,593)	-	(8,593)

Changes in operating assets and liabilities

Receivables	(3,057)	-	(3,057)

Accounts payable and accrued liabilities	17,701	24,241	48,619

Net Cash Used in Operating Activities	(206,361)	(102,938)	(314,602)

Investing Activities

Acquisition of mineral properties	(24,144)	-	(24,144)
Acquisition of office equipment	-	(1,228)	(1,228)

Net Cash Used in Investing Activities	(24,144)	(1,228)	(25,372)

Financing Activities

Proceeds on sale of common stock	366,618	24,000	467,618
Due to related party	12,017	8,593	20,610

Net Cash Provided by Financing Activities	378,635	32,593	488,228

Increase (Decrease) in Cash	148,130	(71,573)	148,254

Cash – Beginning of Year	124	71,697	-

Cash – End of Year	148,254	124	148,254

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Notes to Financial Statements

Note 1             Nature of Operations and Basis of Presentation

Silica Resources Corporation (the "Company") was incorporated in the State of Nevada on October 7, 2005, and is in the exploration stage. The Company has acquired a mineral property located in the Yukon Territory, Canada, as well as certain other properties in the United States and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of each property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under property agreement, completion of the development of the property and upon future profitable production of proceeds from the sale thereof.

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has working capital of $90,675 as at March 31, 2008 and has incurred losses since inception resulting in an accumulated deficit of $352,101 as at March 31, 2008 ($139,597 – March 31, 2007) and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and ultimately generating profitable operations in the future. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and private placement of common stock.

Note 2             Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is March 31.

Mineral Properties

The Company has adopted recommendations from the Emerging Issues Task Force (“EITF”) – EITF Abstract 04-2: “Whether Mineral Rights Are Tangible or Intangible Assets”.  In accordance with the EITF, acquisition costs for mineral rights are accounted for as tangible assets and shown as a separate component of property, plant, and equipment.   Costs relating to exploration and development are expensed as incurred until such time as economic reserves are quantified.  To date, the Company has not established any proven reserves on any of its mineral properties.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

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

Silica Resources Corporation
(An Exploration Stage Company)
Notes to Financial Statements

Note 2             Summary of Significant Accounting Policies - continued

Foreign Currency Translation

In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are recorded at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Exchange gains or losses resulting from foreign currency transactions are included in results of operations.

Financial Instruments

In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, receivables, accounts payable approximate their fair values due to the short-term maturity of these instruments. The fair value of the amounts due to a related parties is not determinable as they have no specific repayment terms.

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

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining.  In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs.

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”—an interpretation of FASB No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended March 31, 2008.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to Financial Statements

Note 2             Summary of Significant Accounting Policies - continued

Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As the effects of conversion of dilutive securities is anti-dilutive, basic loss per share is equal to diluted loss per share.

Stock-based Compensation

The Company has adopted the requirements of SFAS No. 123R for the period ending on March 31, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. As at March 31, 2008, the Company has not granted any stock options and, therefore has not recognized any stock based compensation expense.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 should have no effect on the financial position and results of operations of the Company.

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

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The adoption of SAB 110 should have no effect on financial position and results of operations of the Company.

Note 3             Receivables

The Company had Goods and Services Tax receivable of $3,057 at March 31, 2008 (March 31, 2007 – nil).

Silica Resources Corporation
(An Exploration Stage Company)
Notes to Financial Statements

Note 4             Mineral Properties

Canada

Sydney Creek – By a placer lease acquisition agreement (“Agreement”) dated March 15, 2006, the Company acquired from an unrelated party (the “Vendor”) a 100% undivided right, title and interest in and to a lease of the mineral property, known as "Sydney Creek Property", located in the Whitehorse Mining District of the Yukon Territory, Canada. The purchase price was paid by the issuance of 120,000 post-forward split common shares of the Company’s capital stock for a total cost of $300. The term of the lease is one year, renewable for two additional periods of one year each, if the Company incurs the qualifying property expenditures required under the lease. During the fiscal year ended March 31, 2007, the Company incurred the required expenditures and renewed the term of the lease for an additional year.

Subsequent to the fiscal year ended March 31 2008, the claims expired..

United States

Mineral Property Acquisition Agreement

On January 31, 2008, the Company entered a Mineral Property Acquisition Agreement (“Agreement”) with Major Ventures LLC, Elk Creek Corporation and Balbach Colorado Inc. (collectively, the “Vendors”). The Vendors granted to the Company the sole and exclusive option to acquire a 100% undivided legal, beneficial and registerable interest in and to the following unencumbered mineral property interests (collectively, the “Property”):

(i)       the Elkhorn property located in Beaverhead County, Montana, and comprising approximately 1,777 acres;

(ii)      the Ramey Creek property located in Custer County, Idaho, and comprising approximately 393 acres; and

(iii)     the Roaring River property located in Elmore County, Idaho, and comprising approximately 2,707 acres;

In order to exercise its Option, the Company was obligated to provide the following consideration to the Vendors in the following manner:

Affiliate Share Transfer:  the Company caused a founding shareholder of the Company to sell an aggregate of 2,000,000 restricted and control and issued and outstanding common shares to the Vendors at a purchase price of U.S. $0.001 per share; and

Maintenance Payments:  the Company will pay to the Vendors behalf, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing.

During the year ended March 31, 2008, the Company paid $85,000 to Major Ventures LLC, of which $4,900 was for the acquisition of mineral properties, and the remaining was for reimbursement of property development costs which were expensed as exploration and development.

During the year ended March 31, 2008, $19,244 legal fees related to the acquisition of the properties were recorded as acquisition of mineral properties.

On March 27, 2008 the Company has completed these requirements under the Agreement, has exercised the Option and has thereby acquired an undivided 100% legal, beneficial and registerable interest in and to the mineral property interests comprising the Property.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to Financial Statements

Note 5             Capital Stock

On August 8, 2007, the Company affected a 20:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock with a par value of $0.001 to 2,000,000,000 shares of common stock with a par value of $0.001.  All share amounts have been retroactively adjusted for all periods presented.

On November 12, 2007 through January 23, 2008, the Company issued to private placement subscribers an aggregate of 1,480,000 units of securities at a price of $0.25 per unit with each unit comprised of one common share and one share purchase warrant entitling the purchaser to purchase one common share at $0.35 per share for a two year term from the date of issue for gross proceeds of $370,000 and the Company paid $3,382 share issue costs.  The fair value of the warrants at the dates of issue of $48,532 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 3.55%, a dividend yield of 0%, and an expected volatility of 40%.

At March 31, 2008, there were no outstanding stock options.

Warrant transactions are summarized as follows:

	Year ended March 31, 2008
	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, March 31, 2007 and 2006	-	-	-
Granted during the year	1,480,000	0.35	2
Balance, March 31, 2008	1,480,000	0.35	1.83

Note 6             Related Party Transactions

As at March 31, 2008, the Company owed $12,017 (March 31, 2007 - $Nil) for expense reimbursements to a director of the Company.

During the year ended March 31, 2008 a former President of Company has forgiven $8,593 (March 31, 2007 - $Nil) balance due to him as at March 31, 2007.

During the year ended March 31 2008, the Company incurred $3,000 (March 31, 2007 - $12,000) for management fees to the Company’s former President.

During the year ended March 31, 2008, the Company incurred $10,000 (March 31, 2007 - $Nil) for consulting fees to a director of the Company.

The above transactions have been in the normal course of operations and, in management’s opinion, undertaken with the same terms and conditions as transactions with unrelated parties.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to Financial Statements

Note 7             Income Taxes

The significant components of the Company's statutory and effective tax rate and deferred tax assets are as follows:

	2008	2007

Net loss	$(212,504)	$(127,317)
Statutory tax rate	30.0%	30.0%
Effective tax rate	-	-

Expected tax recovery	63,751	38,195
Increase (decrease) resulting from:
Unrecognized items for tax purposes	(23,267)	-
Unrealized non-capital loss carryforward	(40,484)	(38,195)

Net provision for taxes	$-	$-

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $260,000 at March 31, 2008, which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2026. Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.  The significant components of deferred income tax assets and liabilities are as follows:

	2007	2006

Deferred income tax assets:

Net operating loss carryforward	$77,945	$41,879

Valuation allowance	(77,945)	(41,879)

Net deferred income tax asset	–	–

Note 8             Commitments

On February 1, 2008, the Company signed a consulting and professional services agreement to provide geological, exploration and consulting services for a daily fee of $600.  The Agreement commences on February 1, 2008 to January 31, 2009 and to renew on a yearly basis.

On February 1, 2008, the Company signed a consulting and professional services agreement with a director of the Company to provide geological, exploration and consulting services for a daily fee of $500 with a minimum of 10 days per month.  The Agreement commences on February 1, 2008 to January 31, 2009 and to renew on a yearly basis.

Note 9             Subsequent Event

Ash-Wel Claims – On May 25, 2008, the Company signed an Assigning Agreement to acquire a 100% undivided right, title and interest in and to four claims totalling 3,377 acres in a property known as the Ash-Wel claims in the Wells Lake area, 20 miles west of Princeton, B.C.,Canada in the Similkameen Mining Division.   Pursuant to the Assigning Agreement, the Company agreed to pay all new staking and claims maintenance costs incurred for the property, assume the obligations for a $100,000 work program by June 1, 2009, pay $20,000 to the vendors of the property on June 1, 2009, and facilitate a founding shareholder of the Company to sell an aggregate of 300,000 common shares to the vendors at a purchase price of U.S. $0.001 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent accountant from inception to current date is Dale Matheson Car-Hilton and Labonte LLP, Chartered Accountants (“DMCL”), Suite 1500, 1140 West Pender, Vancouver, British Columbia, Canada V6E 4G1.  The report of DMCL on our financial statements for fiscal years ended March 31, 2008 and March 31, 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During fiscal year ended March 31, 2008, there were no disagreements between us and DMCL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference thereto in its report on our audited financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses, and that the scale of operations did not warrant a more elaborate system.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2008 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Audit Committee

Our Board of Directors has not established an audit committee.  The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2008. When established, the audit committee's primary function will be to provide advice with respect our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 8A(T)

Not applicable.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Gerry Jardine	57	President/Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer, Principal Accounting Officer and a Director
Richard W. Thomssen	75	Vice President of Exploration and a Director
Paul D. Brock	44	Director
Lee Borschowa	36	Director

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Gerry Jardine has been our President/Chief Executive Officer and a director since January 31, 2008 and our Secretary/Treasurer, Chief Financial Officer and Principal Accounting Officer since June 11, 2008. Mr. Jardine is a member of the Investor Relations team at Sweetwater Capital. Mr. Jardine was president and chief executive officer and a director of New Pacific Ventures from 2001 to 2006. From 1999 to 2004, he was the secretary/treasurer and a director of Prefco Enterprises Inc., a public Canadian construction/development company. From 1989 to 2003, Mr. Jardine was the president and chief executive officer and a director of Truax Venture Corporation, a Canadian public exploration company. Additionally, from 1996 to 2003, Mr. Jardine was the president of Amcan Fiscal Consultants Inc., a private consulting company. From 1986 to 1997, Mr. Jardine was the president and chief executive officer and a director of PowerTech Industries Inc., a Canadian public company involved in the manufacture and sales of HVAC equipment. Over the past twenty-three years, Mr. Jardine has also served as a director to more than half a dozen other companies, mainly operating in resource industries.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

Richard W. Thomssen has been our Vice-President of Exploration and a director since January 31, 2008. Mr. Thomssen has been a Geological and Mineralogical Consultant for over fifty years with projects including exploration, evaluation, feasibility and development studies and operations throughout the United States, Canada, Mexico, New Zealand, Australia and Brazil for a wide variety of corporate clients. The highlights of his career include the discovery for Cyprus Mines Corporation of the Cannivan molybdenum deposit in Montana and the Copperstone gold deposit in Arizona. He also made considerable contributions to the exploration and development of the Thompson Creek molybdenum deposit in Idaho. He graduated with honors from the University of California with a B.A. in Geology in 1955. He later attended The University of Arizona as a graduate student and was a Visiting Research Associate in Physical Sciences at the Smithsonian Institution. Mr. Thomssen has been honored by having a new mineral "dickthomssenite" named for his contributions and research in the field of mineralogy and geology.

Lee Borschowa has served as a member of our board of directors since April 19, 2006. Mr. Borschowa is vice president of West Karma Inc., a private real estate investment company located in Vancouver, British Columbia. Prior to assuming his position at West Karma Inc. in April 2006, Mr. Borschowa worked for approximately two years as a Land Banking Consultant for Walton International Group Inc. Walton International focuses on the purchase of undeveloped land strategically located within and in proximity to, major North American cities, a concept known as "land banking." Walton International currently manages over 22,000 acres of land in Calgary and Edmonton, Alberta, the greater Golden Horseshoe area of Ontario and the greater Phoenix area of Arizona. Mr. Borschowa's responsibilities at Walton International include marketing and selling land under management by Walton International, as well as working with private investors who have invested in Walton International and their financial planners. Mr. Borschowa also has sales and marketing experience with other large firms, including time with Rothmans, Benson & Hedges Inc. between 2003 and 2004. He also worked with Coca-Cola Bottling Ltd. between 1998 and 2000. Mr. Borschowa owned and managed The Stone House Bar and Grill restaurant located in downtown Vancouver, British Columbia, from 2000 to 2003. Mr. Borschowa is not a director or officer of any other U.S. reporting company.

Mr. Brock has been a member of our board of directors since May 3, 2007. He is a partner in FBP Capital Corp., an investment banking firm and private equity group. Mr. Brock has also been the president of Bent International Inc., a private company engaged in International Business and Trade consulting, from 1999 to the present. Mr. Brock is the chairman of VendTek Systems Inc., a publicly traded company which develops software for the electronic distribution of financial services, through its subsidiaries VendTek Industries (Canada), VendTek Technologies (China) and VendTek Asia Pacific (Singapore). Mr. Brock served as President of VendTek Systems Inc. from December 1988 to June 2006. Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program, a graduate of Simon Fraser University's Executive Management Development Program and a member in good standing of the professional association of the Applied Science Technologists of British Columbia since 1998. In addition, Mr. Brock is a director of i-level Media Group Incorporated, Power Air Corporation and Zoro Mining Corp., which are reporting companies under the Exchange Act.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 2008.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal year ended March 31, 2008 (the “Named Executive Officer”). Certain of our current officers/directors are not included in the Summary Compensation Table since their respective appointment dates occurred simultaneous with or subsequent to fiscal year ended March 31, 2008.

ITEM 10. EXECUTIVE COMPENSATION - continued

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)
Jamie Oei, prior President/CEO	2007/2008 (1)	$3,000	-0-	-0-	-0-	---	---	---	3,000
Gerry Jardine, current President/CEO/CFO/PAO/Secretary and Treasurer	2007/2008 (2)	$-0-	-0-	-0-	-0-	---	---	---	-0-

(1)	Jamie Oei resigned as our President/Chief Executive Office effective as of January 31, 2008. During fiscal year ended March 31, 2008, we incurred and paid $3,000 in management fees to Mr. Oei.

(2)
Gerry Jardine was appointed as our President/Chief Executive Officer effective as of January 31, 2008 and as our Secretary/Treasurer, Chief Accounting Officer and Principal Accounting Officer effective as of June 11, 2008.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED MARCH 31, 2008

As of the date of this Annual Report, we do not have a stock option plan. The following table reflects as at March 31, 2008 no stock options have been granted to the Named Executive Officer:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jamie Oei, prior President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-
Gerry Jardine, current President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

ITEM 10. EXECUTIVE COMPENSATION - continued

The following table sets forth information relating to compensation paid to our directors during fiscal year ended March 31, 2008:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jamie Oei (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robert Skelly (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Lee Borschowa	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Karl Gruber (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Paul D. Brock	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gerry Jardine	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Richard Thomssen	$10,000(3)	-0-	-0-	-0-	-0-	-0-	$10,000

(1)	Mr. Oei resigned as a member of the Board of Directors effective January 31, 2008.
(2)	Messrs. Skelly and Gruber resigned as members of the Board of Directors effective June 11, 2008.
(3)	Mr. Thomssen was paid $10,000 in accordance with consulting services rendered to us.

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have not entered into any contractual agreements with our executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 72,755,800 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Agosto Corporation Limited Catherine E. Christopher Building Wickhams Cay 1, Road Town Tortola, British Virgin Islands	7,073,500(2)	9.63%
Pinetree Capital Ltd. 130 King Street West Suite 2500 Toronto, Ontario Canada M5X 1A9	20,176,900 (3)	27.36%
Sweetwater Capital Corp. 1010 - 789 West Pender Street, Vancouver, B.C. V6C 1H2	6,414,850	8.82%
West Peak Ventures of Canada Ltd. 1000 - 789 West Pender Street, Vancouver, B.C. V6C 1H2	4,169,225	5.73%
Gerry Jardine 1100 Hamilton Street, Suite 306 Vancouver, British Columbia Canada V6B 2S2	-0-	0%
Richard Thomssen 1100 Hamilton Street, Suite 306 Vancouver, British Columbia Canada V6B 2S2	1,000,000	1.37%
Lee Borschwora 1100 Hamilton Street, Suite 306 Vancouver, British Columbia Canada V6B 2S2	800,000	1.10%
Paul D. Brock 1100 Hamilton Street, Suite 306 Vancouver, British Columbia Canada V6B 2S2	-0-	0%
All executive officers and directors as a group (4 persons)	1,800,000	2.47%

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 72,755,800 shares issued and outstanding. Beneficial ownership amounts reflect the Forward Stock Split.

(2)
This figure includes: (i) 6,413,500 shares of common stock; and (ii) 660,000 warrants to purchase 660,000 shares of our common stock at an exercise price of $0.35 per share expiring on January 22, 2010 (260,000) and June 3, 2010 (400,000).

(3)
This figure includes: (i) 18,176,900 shares of common stock held of record by Pinetree Capital Ltd.; (ii) 1,000,000 shares of common stock held of record by Pinetree Resources Partnership, of which Pinetree Capital Ltd. Directly owns over 90% and beneficially owns 100% of Pinetree Resources Partnership; and (iii) 1,000,000 warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.35 per share expiring on November 11, 2009 held of record by Pinetree Resources Partnership.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Management Fees

During fiscal year ended March 31, 2008, we incurred and paid an aggregate of $3,000 to Mr. Oei, our former President and Chief Executive Officer in management fees.

Consulting Fees

During fiscal year ended March 31, 2008, we incurred and paid an aggregate of $10,000 to Mr. Thomssen, one of our directors, in consulting fees.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document
3.1	Articles of Incorporation (1)

3.1.2	Certificate of Change (2)

3.2	Bylaws (1)

10.1	Seed Capital Unit Private Placement Subscription Agreement (1)

10.2	Placer Leases Acquisition Agreement (1)

10.3	Mineral Property Acquisition Agreement (3)

10.5	Letter Agreement dated May 25, 2007 and Addendum to Letter Agreement dated May 25, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Report of Independent Registered Public Accounting Firm Dated June 2, 2008.

(1) Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on July 14, 2006.

(2) Incorporated by reference from Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007.

(3) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on January 20, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended March 31, 2008, we will incur approximately $14,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended March 31, 2008.  During fiscal year ended March 31, 2008, we incurred $8,750 for the review of our financial statements for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007.

During fiscal year ended March 31, 2007, we incurred approximately $16,750 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended March 31, 2007 and for the review of our financial statements for the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006.

During fiscal year ended March 31, 2008, we will incur approximately $3,000 in professional services rendered by our principal independent accountant for tax-related services.

During fiscal year ended March 31, 2007, we incurred approximately $2,000 in professional services rendered by our principal independent accountant for tax-related services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICA RESOURCES CORPORATION

Dated: June 30, 2008	By:	/s/ GERRY JARDINE
Gerry Jardine, President/Chief
Executive Officer

Dated: June 30, 2008	By:	/s/ GERRY JARDINE
Gerry Jardine, Treasurer/Chief
Financial Officer/Principal
Accounting Officer