Form 10-Q
period 2008-06-30
SILICA RESOURCES CORP
filed 2008-08-14
CIK 1368505

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-52169

Silica Resources Corporation (Name of small business issuer in its charter)

Nevada	71-0090401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

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

Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 12, 2008
Common Stock, $0.001	72,755,800

SILICA RESOURCES CORPORATION

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Silica Resources Corporation
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2008

(unaudited)

Silica Resources Corporation
(An Exploration Stage Company)
Balance Sheets

	June 30, 2008 $ (Unaudited)	March 31, 2008 $ (Audited)
ASSETS

Current Assets

Cash	154,702	148,254
Receivables (Note 3)	4,469	3,057

	159,171	151,311

Mineral Properties (Note 4)	24,144	24,144

Equipment, net of depreciation	898	998

Total Assets	184,213	176,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	28,199	48,619
Promissory note (Note 8)	50,296	-
Due to related parties (Note 6)	17,230	12,017

Total Liabilities	95,725	60,636

Stockholders’ Equity

Capital stock (Note 5) Authorized: 2,000,000,000 common shares, $0.001 par value Issued and outstanding: 72,755,800 shares (March 31, 2008 – 100,800,000 shares)	72,756	100,800

Warrants (Note 5)	61,236	48,532

Additional paid in capital	433,926	318,586

Deficit accumulated during the exploration stage	(479,430)	(352,101)

Total Stockholders’ Equity	88,488	115,817

Total Liabilities and Stockholders’ Equity	184,213	176,453

Contingency (Note 1)
Commitments (Note 4)

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	Accumulated From October 7, 2005 (Date of Inception) to June 30,
	2008	2007	2008
	$	$	$

Expenses

Depreciation	100	46	330
Interest	296	-	296
Consulting	52,907	-	115,706
Legal	11,104	12,510	115,646
Management fees	-	1,500	15,000
Mineral property exploration	34,578	-	135,364
Office and administration	28,344	200	70,344
Professional services	-	5,782	35,337

Loss from operations	(127,329)	(20,038)	(488,023)

Settlement of debt	-	-	8,593

Net loss for the period	(127,329)	(20,038)	(479,430)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding – basic and diluted	94,979,782	99,320,000

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	Accumulated From October 7, 2005 (Date of Inception) to June 30,
	2008	2007	2008
	$	$	$

Operating Activities

Net loss	(127,329)	(20,038)	(479,430)

Items not requiring the use of cash

Depreciation	100	46	330

Interest	296		296

Mineral property exploration	-	-	300

Settlement of debt	-	-	(8,593)

Changes in operating assets and liabilities

Receivables	(1,412)	-	(4,469)

Accounts payable and accrued liabilities	(20,420)	18,341	28,199

Net Cash Used in Operating Activities	(148,765)	(1,651)	(463,367)

Investing Activities

Acquisition of mineral properties	-	-	(24,144)
Acquisition of office equipment	-	-	(1,228)
Net Cash Used in Investing Activities	-	(1,228)	(25,372)

Financing Activities

Proceeds on sale of common stock	100,000	27	567,618
Due to related party	5,213	1,500	25,823
Promissory note	50,000		50,000

Net Cash Provided by Financing Activities	155,213	1,527	643,441

Increase (Decrease) in Cash	6,448	(124)	154,702

Cash – Beginning of Period	148,254	124	-

Cash – End of Period	154,702	0	154,702

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statement of Stockholders' Equity
October 7, 2005 (Date of Inception) to June 30, 2008
(“unaudited’)

	Common Shares
	Number	Par Value	Additional Paid-in Capital	Common Share Subscription	Warrants	Deficit Accumulated during the Exploration Stage	Total
		$	$	$	$	$	$
Balance, October 7, 2005	-	-	-	-	-	-	-

Capital stock issued for cash:

– February 2006 at $0.00005 per share	60,000,000	60,000	(57,000)	-	-	-	3,000

– February 2006 at $0.0025 per share	24,000,000	24,000	36,000	-	-	-	60,000

– March 2006 at $0.0025 per share	6,400,000	6,400	9,600	-	-	-	16,000

Capital stock issued for mineral property:

– March 15, 2006 at $0.0025 per share (Note 4)	120,000	120	180	-	-	-	300

Capital stock subscription	-	-	-	(2,000)	-	-	(2,000)

Net loss	-	-	-	-	-	(12,280)	(12,280)

Balance, March 31, 2006	90,520,000	90,520	(11,220)	(2,000)	-	(12,280)	65,020

Capital stock issued for cash:

– June 2006 at $0.0025 per share	8,000,000	8,000	12,000	-	-	-	20,000

– September 2006 at $0.0025 per share	800,000	800	1,200	-	-	-	2,000

Capital stock subscription	-	-	-	2,000	-	-	2,000

Net loss	-	-	-	-	-	(127,317)	(127,317)

Balance, March 31, 2007	99,320,000	99,320	1,980	-	-	(139,597)	(38,297)

Capital stock issued for cash:

– November 2007 to January 2008 at $0.25 per share	1,480,000	1,480	319,988	-	48,532	-	370,000

Issue cost - legal	-	-	(3,382)	-	-	-	(3,382)

Net loss	-	-	-	-	-	(212,504)	(212,504)

Balance, March 31, 2008	100,800,000	100,800	318,586	-	48,532	(352,101)	115,817

Capital stock issued for cash:

– June 3, 2008 at $0.25 per share	400,000	400	86,896	-	12,704	-	100,000

Shares cancelled (Note 5)	(28,444,200)	(28,444)	28,444	-	-	-	-

Net loss				-	-	(127,329)	(127,329)

Balance, June 30, 2008	72,755,800	72,756	433,926	-	61,236	(479,430)	88,488

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
(“unaudited”)

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has working capital of $63,447 as at June 30, 2008 and has incurred losses since inception resulting in an accumulated deficit of $127,329 as at June 30, 2008 ($352,101 – March 31, 2008) and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and ultimately generating profitable operations in the future. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2008 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
(“unaudited”)

Note 2
Summary of Significant Accounting Policies - continued

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

 Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
(“unaudited”)

Note 2
Summary of Significant Accounting Policies - continued

Stock-based Compensation

The Company has adopted the requirements of SFAS No. 123R for the period ending on March 31, 2006.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. As at June 30, 2008, the Company has not granted any stock options and, therefore has not recognized any stock based compensation expense.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  It is not expected that this Statement will result in a change in current practice. However, it provides for transition provisions in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

Note 3	Receivables The Company had Goods and Services Tax receivable of $4,469 at June 30, 2008 (June 30, 2007 – nil).

Note 4
Mineral Properties

Canada

Sydney Creek – By a placer lease acquisition agreement (“Agreement”) dated March 15, 2006, the Company acquired from an unrelated party (the “Vendor”) a 100% undivided right, title and interest in and to a lease of the mineral property, known as "Sydney Creek Property", located in the Whitehorse Mining District of the Yukon Territory, Canada. The purchase price was paid by the issuance of 120,000 common shares of the Company’s capital stock for a total cost of $300. The term of the lease is one year, renewable for two additional periods of one year each, if the Company incurs the qualifying property expenditures required under the lease. During the fiscal year ended March 31, 2007, the Company incurred the required expenditures and renewed the term of the lease for an additional year.

During the quarter ended June 30, 2008, the claims expired and certain of the claims of interest are being restaked.

Ash-Wel Claims – On May 25, 2008, the Company signed an Assigning Agreement to acquire a 100% undivided right, title and interest in and to four claims totalling 3,377 acres in a property known as the Ash-Wel claims in the Wells Lake area, 20 miles west of Princeton, B.C., Canada in the Similkameen Mining Division.   Pursuant to the Assigning Agreement, the Company agreed to pay all new staking and claims maintenance costs incurred for the property, assume the obligations for a $100,000 work program by June 1, 2009, pay $20,000 to the vendors of the property on June 1, 2009, and facilitate a founding shareholder of the Company to sell an aggregate of 300,000 common shares to the vendors at a purchase price of U.S. $0.001 per share.

 Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
(“unaudited”)

Note 4
Mineral Properties - continued

United States

Mineral Property Acquisition Agreement

On January 31, 2008, the Company entered a Mineral Property Acquisition Agreement (“Agreement”) with Major Ventures LLC, Elk Creek Corporation and Balbach Colorado Inc. (collectively, the “Vendors”). The Vendors granted to the Company the sole and exclusive option to acquire a 100% undivided legal, beneficial and registerable interest in and to the following unencumbered mineral property interests (collectively, the “US Property”):

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

In order to exercise its Option, the Company was obligated to provide the following consideration to the Vendors in the following manner:

Affiliate Share Transfer:  the Company caused a founding shareholder of the Company to sell an aggregate of 2,000,000 restricted and control and issued and outstanding common shares to the Vendors at a purchase price of U.S. $0.001 per share; and

Maintenance Payments:  the Company will pay on the Vendors behalf, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing.

During the year ended March 31, 2008, the Company paid $85,000 to Major Ventures LLC, of which $4,900 for geologists’ fees spent on the acquired properties were recorded as acquisition cost of mineral properties, and the remaining $80,100 was for reimbursement of property development costs which were expensed as mineral property exploration costs.

During the year ended March 31, 2008, $19,244 legal fees related to the acquisition of the properties were capitalized as acquisition cost of mineral properties.

On March 27, 2008 the Company has completed these requirements under the Agreement, has exercised the Option and has thereby acquired an undivided 100% legal, beneficial and registerable interest in and to the mineral property interests comprising the Property.

Note 5
Capital Stock

On June 3, 2008, the Company issued to private placement subscribers an aggregate of 400,000 units of securities at a price of $0.25 per unit with each unit comprised of one common share and one share purchase warrant entitling the purchaser to purchase one common share at $0.35 per share for a two year term from the date of issue for gross proceeds of $100,000.  No issuance costs were paid in connection with the transaction. The fair value of the warrants of $12,704 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 3.55%, a dividend yield of 0%, and an expected volatility of 40%.

On June 11, 2008, an aggregate of 28,444,200 common shares of the Company held by former officer and director of the Company were cancelled and returned to treasury for no consideration as part of restructuring the Company.  No value was attributed to the transaction on the basis of prior negotiations.

At June 30, 2008, there were no outstanding stock options.

 Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
(“unaudited”)

Note 5	Capital Stock - continued Stock Purchase Warrants Warrants transactions and the number of warrants outstanding at June 30, 2008 is summarized as follows:

	Three month period ended June 30, 2008			Year ended March 31, 2008
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years
Balance Beginning of Period	1,480,000	0.35	1.31	-	-	-
Granted in the Period	400,000	0.35	1.80	1,480,000	0.35	2.00
Exercised in the Period		-	-	-	-	-
Expired in the Period	-	-	-	-	-	-
Balance End of Period	1,880,000	0.35	1.41	1,480,000	0.35	1.83

Note 6
Related Party Transactions

As at June 30, 2008, the Company owed $12,017 ( 2007 - $Nil) for expense reimbursements to a company with a director in common.

As at June 30, 2008, the Company owed $5,000 ( 2007 - $Nil) in fees for mineral property exploration services rendered and $213 in expenses to a director and officer of the Company.

The above transactions have been in the normal course of operations and, in management’s opinion, undertaken with the same terms and conditions as transactions with unrelated parties.

Note 7
Commitments

On February 1, 2008, the Company signed a consulting and professional services agreement to provide geological, exploration and consulting services for a daily fee of $600 for a term of February 1, 2008 to January 31, 2009, subject to renewal on a yearly basis.

On February 1, 2008, the Company signed a consulting and professional services agreement with a director of the Company to provide geological, exploration and consulting services for a daily fee of $500 with a minimum of 10 days per month for a term of  February 1, 2008 to January 31, 2009, subject to renewal on a yearly basis.

Note 8
Promissory note

On May 27, 2008, the Company signed a promissory note due 90 days in the amount of $50,000, unsecured with annual interest of 7%.  Interest of $296 was accrued during the current quarter ended June 30, 2008.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

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

MINERAL PROPERTIES

The location of our mineral properties is summarized as follows:

Location	Acreage
Elkhorn Property, Beaverhead County, Montana	1,777 acres
Ramey Property, Custer County, Idaho	393 acres
Roaring River Property, Elmosre County, Idaho	2,707 acres
Ash-Wel Property, Wells Lake, Princeton, British Columbia	3,377 acres
Sydney Creek Property, Yukon Territory, Canada	partial restaking in process

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

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

Current exploration efforts involve surface mapping and sampling of previously mined areas.  Geochemical sampling indicates low molybdenum values in the veins of the upper block.  Samples of sediment washed out of the 1000 level adit yield higher molybdenum values.  Efforts this spring will focus on preparing and filing plans with the local Forest Service District Ranger for permitting of surface drilling operations planned to begin in the early fall.  Four drill holes are planned that will target the molybdenum mineralization noted in the 1000 level adit to ascertain distribution and depth of mineralization.  Surface sampling will also continue to identify future drill sites in order to establish the full parameters of the mineralized zone.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Roaring River Property

The Roaring River Property is comprised of 131 molybdenum claims from the Elk Creek Corporation.  The claims, covering approximately 2,707 acres, are located in surveyed Sections 11, 12, 13, 14, 22, 23, 24, 25 and 26, Township 4 North, Range 8 East, Boise Principal Meridian, on federal lands administered by the Boise National Forest.

A geochemical survey resulted in the collection of 95 soil samples from the northern half of the claim group on a 500-foot grid.  Analyses were completed by ALS Chemex for molybdenum, copper and gold.  Results indicate potential drill target areas centered in the northeast and central areas.  Further close-spaced sampling will assess the detailed distribution of before drilling sites are selected.  A soil sampling program in the southern portion of the claim will be carried out during the summer, utilizing helicopter or pack animal support.

Assignment Agreement

On May 25, 2008, we entered into an assignment agreement (the “Assignment Agreement”) with Larry Sostad and Andrew Sostad (collectively, “Sostad”) and West Peak Ventures of Canada Ltd. (“West Peak”) relating to the acquisition of a 100% undivided right, title and interest in and to four claims totaling 3,377 acres in a property known as the Ash-Wel claims in the Wells Lake area, Princeton, British Columbia, Canada in the Similkameen Mining Division (the “Ash-Wel Claims”). The Assignment Agreement relates to that certain letter agreement dated May 25, 2007 between West Peak and Sostad pertaining to the Ash-Wel Claims. In accordance with the terms and provisions of the Assignment Agreement, we agreed to: (i) pay all new staking and claims maintenance costs incurred for the Ash-Wel Claims property; (ii) assume the obligations for a $100,000 work programs by June 1, 2009; (iii) pay $20,000 to the vendors of the Ash-Wel Claims property on June 1, 2009; and (iv) facilitate the sale of an aggregate of 300,000 shares of our common stock held of record by one of our founding shareholders to the vendors at a purchase price of $0.001 per share.

Placer Lease Acquisition Agreement

On March 15, 2006, we entered into a Placer Lease Acquisition Agreement with Karl Gruber (the “Prospect Lease”) whereby we purchased a 100% interest in an unpatented lease to prospect a five mile portion of Sidney Creek located approximately one mile downstream of Iron Creek, in the Whitehorse Mining Division of the Yukon Territory, Canada.  The term of the lease is one-year renewable for two additional one-year periods if we incur the qualifying property expenditures required under the Prospect Lease. As of the date of this Quarterly Report, we are in the process of re-staking a portion of the property that continues to be of interest to the Company.

RESULTS OF OPERATION

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended June 30, 2008 and June 30, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

 The following table sets forth selected financial information for the periods indicated.

	Three-Month Period Ended June 30, 2008 and June 30, 2007		For the Period from October 7, 2005 (inception) to June 30, 2008
	2008	2007
Expenses
Depreciation and Amortization	$100	$46	$330
Interest	296	-0-	296
Consulting	52,907	-0-	115,706
Legal	11,104	12,510	115,646
Management fees	-0-	1,500	15,000
Mineral property costs	34,578	-0-	135,364
Office and administration	28,344	200	70,344
Professional services	-0-	5,782	35,337
Loss from operation	$(127,329)	$(20,038)	$(488,023)
Settlement of debt	-0-	-0-	8.593
Net Loss	$(127,329)	$(20,038)	$(479,430)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

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

Three Month Period Ended June 30, 2008 Compared to Three Month Period Ended June 30, 2007.

Our net loss for the three month period ended June 30, 2008 was ($127,329) compared to a net loss of ($20,038) during the three month period ended June 30, 2007 (an increase of $107,291). During the three month periods ended June 30, 2008 and June 30, 2007, we did not generate any revenue.

During the three month period ended June 30, 2008, we incurred expenses of $127,329 compared to $20,038 incurred during the three month period ended June 30, 2007 (an increase of $107,291). These expenses incurred during the three month period ended June 30, 2008 consisted of: (i) depreciation and amortization of $100 (2007: $46); (ii) interest of $296 (2007: $-0-); (iii) consulting of $52,907 (2007: $-0-); (iv) legal of $11,104 (2007: $12,510); (v) management fees of $-0- (2007: $1,500); (vi) mineral property exploration of $34,578 (2007: $-0-); (vii) office and administration of $28,344 (2007: $200); and (viii) professional services of $-0- (2007: $5,782).

Expenses incurred during the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007 increased primarily due to the increase in mineral property costs and consulting fees pertaining to our property acquisitions and services performed relating to the increased scale and scope of business operations of our interests. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during the three-month period ended June 30, 2008 was ($127,329) compared to a net loss of ($20,038) incurred during the three-month period ended June 30, 2007. The weighted average number of shares outstanding was 94,979,782 for the three month period ended June 30, 2008 compared to 99,320,000 for the three month period ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended June 30, 2008

As at the three month period ended June 30, 2008, our current assets were $159,171 and our current liabilities were $95,725, which resulted in a working capital surplus of $63,446. As at the three month period ended June 30, 2008, current assets were comprised of $154,702 in cash and $4,469 in receivables. As at the three month period ended June 30, 2008, current liabilities were comprised of: (i) $28,199 in accounts payable and accrued liabilities; (ii) $50,296 in promissory note; and (iii)  $17,230 due to related party.

As at the three month period ended June 30, 2008, our total assets were $184,213 comprised of: (i) current assets of $159,171; (ii) valuation of mining properties of $24,144; and (iii) equipment, net of depreciation, of $898. The increase in total assets during the three month period ended March 31, 2008 from fiscal year ended March 31, 2008 was primarily due to the increase in cash.

As at the three month period ended June 30, 2008, our total liabilities were $95,725 comprised entirely of current liabilities. The increase in liabilities during the three month period ended June 30, 2008 from fiscal year ended March 31, 2008 was primarily due to the recording of a promissory note in the amount of $50,296. See “ – Material Commitments.”

Stockholders’ equity (deficit) decreased from $115,817 for fiscal year ended March 31, 2008 to $88,488 for the three month period ended June 30, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2008, net cash flows used in operating activities was ($148,765) consisting primarily of a net loss of ($127,329). For the three month period ended June 30, 2007, net cash flows used in operating activities was ($1,651) consisting primarily of a net loss of ($20,038). During the three month period ended June 30, 2008, net cash flows used in operating activities was adjusted by items not requiring the use of cash for depreciation in the amount of $100 (2007: $46). Net cash flows used in operating activities was further changed by ($1,412) (2007: $-0-) for receivables and ($20,421) (2007: $18,341) for accounts payable and accrued liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Cash Flows from Investing Activities

For the three month period ended June 30, 2008, net cash flows used in investing activities was ($-0-).  For the three month period ended June 30, 2007, net cash flows used in investing activities was ($1,228) for acquisition of office equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended June 30, 2008, net cash flows provided from financing activities was $155,213 compared to $1,527 for the three month period ended June 30, 2007. Cash flows from financing activities for the three month period ended June 30, 2008 consisted of: (i) $100,000 (2007: $27) in proceeds from sale of stock; (ii) $5,213 (2007: $1,500) due to related party; (iii) $50,000 in promissory note (2007: $-0-).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Elkhorn Property	2008 Budgeted Expense
Land acquisition and maintenance	$30,000
Personnel and travel	100,000
Consultants	30,000
Drilling 5,000 feet at 60 foot (4 DDH)	300,000
Road and drill site preparations	20,000
Engineering, surveying	15,000
Assaying (500 samples at 50 foot intervals)	25,000
Contingency and unallocated	78,000
Elkhorn Property Total:	598,000

Ramey Creek Property	2008 Budgeted Expense
Technical expenditures	$150,000
General	5,000
Contingency and unallocated	15,500
Ramey Creek Property Total	170,500

Roaring River Property	2008 Budgeted Expense
Technical expenditures	$25,000
General	7,500
Contingency and unallocated	3,250
Roaring River Property Total	35,750

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and other than our obligations to be incurred under the Agreement and the Assignment Agreement, we do not have any other material commitment except as provided below:

On May 27, 2008, the Company signed a promissory note due 90 days from the date of issue in the amount of $50,000 with annual interest of 7%.  Interest of $296 was accrued during the current quarter ended June 30, 2008.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollar, and the net income effect of appreciation and devaluation of the currency against the US Dollar would be limited to our costs of acquisition of property.

Interest Rate

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts to hedge existing risks for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 4. CONTROLS AND PROCEDURES - continued

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

No Risk factors required.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

RESIGNATION OF CHIEF FINANCIAL OFFICER/APPOINTMENT OF CHIEF FINANCIAL OFFICER

Effective on June 11, 2008, our Board of Directors: (i) accepted the resignation of Robert Skelly as Secretary/Treasurer/Chief Financial Officer/Principal Accounting Officer and director; (ii) accepted the resignation of Karl Gruber as a director; and (iii) accepted the consent of Gerry Jardine, one of our current officers and director, to act as our Secretary/Treasurer/Chief Financial Officer and Principal Accounting Officer.

Gerry Jardine. Effective January 31, 2008, our Board of Directors appointed Mr. Jardine to act as our President, Chief Executive Officer. Mr. Jardine is a member of the Investor Relations team at Sweetwater Capital. Mr. Jardine was President/CEO and a director of New Pacific Ventures from 2001 to 2006. From 1999 to 2004, he was the Secretary/Treasurer and a director of Prefco Enterprises Inc., a public Canadian construction/development company. From 1989 to 2003, Mr. Jardine was President/CEO and a director of Truax Venture Corporation, a Canadian public exploration company. Additionally, from 1996 to 2003, Mr. Jardine was the President of Amcan Fiscal Consultants Inc., a private consulting company. From 1986 to 1997, Mr. Jardine was the President/CEO, and a director of PowerTech Industries Inc., a Canadian public company involved in the manufacture and sales of HVAC equipment. Over the past 23 years, Mr. Jardine has also served as a director to more than half a dozen other companies, mainly operating in resource industries.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICA RESOURCES CORPORATION

Dated: August 14, 2008	By:	/s/ "Gerry Jardine"
Gerry Jardine, President and
Chief Executive Officer

Dated: August 14, 2008	By:	/s/ "Gerry Jardine"
Gerry Jardine, Chief Financial Officer