Form 10-Q
period 2008-09-30
SILICA RESOURCES CORP
filed 2008-11-14
CIK 1368505

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 000-52169

Silica Resources Corporation (Name of small business issuer in its charter)

Nevada	71-0090401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

789 West Pender Street, Suite 1010 Vancouver, British Columbia, Canada V6C 1H2 (Address of principal executive offices)

(604) 630-2940 (Issuer’s telephone number)
1100 Hamilton Street, Suite 306 British Columbia, Canada V6B 2S2 (Address of prior principal executive offices if changed from last filing)

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

Yes ☐  No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 11, 2008
Common Stock, $0.001	72,755,800

SILICA RESOURCES CORPORATION

Form 10-Q

Silica Resources Corporation
(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(unaudited)

Silica Resources Corporation
(An Exploration Stage Company)
Balance Sheets

	September 30, 2008 $ (Unaudited)	March 31, 2008 $ (Audited)
ASSETS

Current Assets

Cash	17,519	148,254
Receivables (Note 3)	6,048	3,057

	23,567	151,311

Mineral properties (Note 4)	8,796	24,144

Equipment, net of depreciation	853	998

Total Assets	33,216	176,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 6)	57,317	48,619
Promissory notes (Notes 8 )	71,141	-
Due to related parties (Note 6)	12,017	12,017

Total Liabilities	140,475	60,636

Stockholders’ Equity (Deficit)

Capital stock (Note 5) Authorized: 2,000,000,000 common shares, $0.001 par value Issued and outstanding: 72,755,800 shares (March 31, 2008 – 100,800,000 shares)	72,756	100,800

Warrants (Note 5)	61,236	48,532

Additional paid in capital	433,925	318,586

Deficit accumulated during the exploration stage	(675,176)	(352,101)

Total Stockholders’ Equity (Deficit)	(107,259)	115,817

Total Liabilities and Stockholders’ Equity	33,216	176,453

Contingency (Note 1)
Commitments (Note 7)

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Six Months Ended September 30,	For the Six Months Ended September 30,	Accumulated From October 7, 2005 (Date of Inception) to September 30,
	2008	2007	2008	2007	2008
	$	$	$	$	$

Expenses

Depreciation	45	46	145	92	375
Interest	845	-	1,141	-	1,141
Consulting (Note 6 and 7)	83,823	-	136,730	-	199,529
Legal	12,200	16,658	23,304	29,168	127,846
Management fees	-	1,500	-	3,000	15,000
Mineral property exploration	52,729	-	87,307	-	188,093
Office and administration	16,716	3,717	45,061	3,917	87,060
Professional services	14,040	4,269	14,040	10,051	49,377

Loss from operation	(180,398)	(26,190)	(307,728)	(46,228)	(668,421)

Other items:
Impairment of mineral properties	(15,348)	-	(15,348)	-	(15,348)
Settlement of debt	-	-	-	-	8,593

Net loss for the period	(195,746)	(26,190)	(323,076)	(46,228)	(675,176)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of shares outstanding – basic and diluted	72,755,800	99,320,000	83,807,070	99,320,000	90,091,987

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six months Ended September 30,	For the Six months Ended September 30,	Accumulated From October 7, 2005 (Date of Inception) to September 30,
	2008	2007	2008
	$	$	$

Operating Activities

Net loss	(323,076)	(46,228)	(675,176)

Items not requiring the use of cash

Depreciation	145	92	375

Interest accrued	1,141	-	1,141

Mineral property costs	-	-	300

Impairment of mineral properties	15,348	-	15,348

Settlement of debt	-	-	(8,593)

Changes in operating assets and liabilities

Receivables	(2,991)	-	(6,048)

Accounts payable and accrued liabilities	8,698	38,967	57,317

Net Cash Used in Operating Activities	(300,375)	(7,169)	(615,336)

Investing Activities

Acquisition of mineral properties	-	-	(24,144)
Acquisition of office equipment	-	-	(1,228)
Net Cash Used in Investing Activities	-	-	(25,372)

Financing Activities

Proceeds on sale of common stock	100,000	-	567,617
Due to related party	-	7,018	20,610
Promissory notes	70,000	-	70,000
Donated capital	-	-	-

Net Cash Provided by Financing Activities	170,000	7,018	658,227

Increase (Decrease) in Cash	(130,735)	(151)	17,519

Cash – Beginning of Period	148,254	124	-

Cash – End of Period	17,519	(27)	17,519

Supplemental Disclosures:

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statement of Stockholders' Equity
October 7, 2005 (Date of Inception) to September 30, 2008
(“unaudited’)

	Common Shares			Common		Deficit Accumulated during the
	Number	Par Value	Additional Paid-in Capital	Share Subscription	Warrants	Exploration Stage	Total
		$	$	$	$	$	$
Balance, October 7, 2005	-	-	-	-	-	-	-

Capital stock issued for cash:

– February 2006 at $0.00005 per share	60,000,000	60,000	(57,000)	-	-	-	3,000

– February 2006 at $0.0025 per share	24,000,000	24,000	36,000	-	-	-	60,000

– March 2006 at $0.0025 per share	6,400,000	6,400	9,600	-	-	-	16,000

Capital stock issued for mineral property:

– March 15, 2006 at $0.0025 per share (Note 4)	120,000	120	180	-	-	-	300

Capital stock subscription	-	-	-	(2,000)	-	-	(2,000)

Net loss	-	-	-	-	-	(12,280)	(12,280)

Balance, March 31, 2006	90,520,000	90,520	(11,220)	(2,000)	-	(12,280)	65,020

Capital stock issued for cash:

– June 2006 at $0.0025 per share	8,000,000	8,000	12,000	-	-	-	20,000

– September 2006 at $0.0025 per share	800,000	800	1,200	-	-	-	2,000

Capital stock subscription	-	-	-	2,000	-	-	2,000

Net loss	-	-	-	-	-	(127,317)	(127,317)

Balance, March 31, 2007	99,320,000	99,320	1,980	-	-	(139,597)	(38,297)

Capital stock issued for cash:

– November 2007 to January 2008 at $0.25 per share	1,480,000	1,480	319,988	-	48,532	-	370,000

Issue cost - legal	-	-	(3,382)	-	-	-	(3,382)

Net loss	-	-	-	-	-	(212,504)	(212,504)

Balance, March 31, 2008	100,800,000	100,800	318,586	-	48,532	(352,101)	115,817

Capital stock issued for cash:

– June 3, 2008 at $0.25 per share	400,000	400	86,896	-	12,704	-	100,000

Shares cancelled	(28,444,200)	(28,444)	28,444	-	-	-	-

Net loss				-	-	(323,076)	(323,076)

Balance, September 30, 2008	72,755,800	72,756	433,926	-	61,236	(675,177)	(107,259)

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
("unaudited")

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $116,908 as at September 30, 2008 and has incurred losses since inception resulting in an accumulated deficit of $675,176 as at September 30, 2008 ($352,101 – March 31, 2008) and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and ultimately generating profitable operations in the future. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2008 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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
September 30, 2008
("unaudited")

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
September 30, 2008
("unaudited")

Note 2
Summary of Significant Accounting Policies - continued

Stock-based Compensation

The Company has adopted the requirements of SFAS No. 123R for the period ending on March 31, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. As at September 30, 2008, the Company has not granted any stock options and, therefore has not recognized any stock based compensation expense.

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

Note 3	Receivables The Company had Goods and Services Tax receivable of $6,048 at September 30, 2008 (September 30, 2007 – nil).

Note 4
Mineral Properties

Canada

Sydney Creek – By a placer lease acquisition agreement (“Agreement”) dated March 15, 2006, the Company acquired from an unrelated party (the “Vendor”) a 100% undivided right, title and interest in and to a lease of the mineral property, known as "Sydney Creek Property", located in the Whitehorse Mining District of the Yukon Territory, Canada. The purchase price was paid by the issuance of 120,000 post-forward split common shares of the Company’s capital stock for a total cost of $300. The term of the lease was one year, renewable for two additional periods of one year each, if the Company incurs the qualifying property expenditures required under the lease. During the fiscal year ended March 31, 2007, the Company incurred the required expenditures and renewed the term of the lease for an additional year.

During the quarter ended June 30, 2008, the claims expired and certain of the claims of interest are being restaked.

Ash-Wel Claims – On May 25, 2008, the Company signed an Assigning Agreement to acquire a 100% undivided right, title and interest in and to four claims totalling 3,377 acres in a property known as the Ash-Wel claims in the Wells Lake area, 20 miles west of Princeton, B.C., Canada in the Similkameen mining division.   Pursuant to the assigning agreement, the Company agreed to pay all new staking and claims maintenance costs incurred for the property, assume the obligations for a $100,000 work program by September 1, 2009, pay $20,000 to the vendors of the property on September 1, 2009, and facilitate a founding shareholder of the Company to sell an aggregate of 300,000 common shares to the vendors at a purchase price of U.S. $0.001 per share.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
("unaudited")

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

During the year ended March 31, 2008, the Company paid $85,000 to Major Ventures LLC, of which $4,900 for geologists’ fees spent on the acquired properties were recorded as acquisition of mineral properties, and the remaining was administration expenditures which were expensed as exploration and development in mineral property costs.

During the year ended March 31, 2008, $19,244 legal fees related to the acquisition of the properties were capitalized as acquisition costs of mineral properties.

On March 27, 2008 the Company completed the acquisition requirements under the Agreement and  exercised the Option thereby acquired an undivided 100% legal, beneficial and registerable interest in and to the mineral property interests comprising the Property.

As of August 31, 2008, the Company has decided to allow the leases on the Roaring River and Ramey Creek properties to lapse without renewal. The Company has impaired lapsed mineral properties by $15,347 during the quarter ended September 30, 2008 on the basis of net acres abandoned.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
("unaudited")

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

On June 11, 2008, an aggregate of 28,444,200 common shares of the Company held by a former officer and director of the Company were cancelled and returned to treasury for no consideration as part of restructuring the Company.  No value was attributed to the transaction on the basis of prior negotiations.

At September 30, 2008, there were no outstanding stock options.

Stock Purchase Warrants

Warrant transactions and the number of warrants outstanding at September 30, 2008 are summarized as follows:

	Six month period ended September 30, 2008			Year ended March 31, 2008
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years
Balance Beginning of Period	1,480,000	0.35	1.68	-	-	-
Granted in the Period	400,000	0.35	2.00	1,480,000	.0.35	2.00
Exercised in the Period	-	-	-	-	-	-
Expired in the Period	-	-	-	-	-	-
Balance End of Period	1,880,000	0.35	1.28	1,480,000	0.35	1.68

Note 6
Related Party Transactions

As at September 30, 2008, the Company owed $12,017 (September 30, 2007 - $Nil) for expense reimbursements to a Company with a director in common.

As at September 30, 2008, accounts payable and accrued liabilities included $12,500 (September 30, 2007 - $Nil) in fees for mineral property exploration services rendered and $2,229 (September 30, 2007 - $Nil) in related expenses to a director and officer of the Company. The Company paid this director and officer an aggregate of $30,000 and $3,750 for mineral property exploration services and reimbursed expenses respectively during the six months ended September 30, 2008.

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

Note 8
Promissory Notes

On May 27, 2008, the Company signed a promissory note due on August 26, 2008 in the amount of $50,000, unsecured with annual interest of 7%.  Interest of $1,141 was accrued during the period ended September 30, 2008.  The note was not repaid on its due date.  The Company continues to accrue interest at 7% per annum.

On September 12, 2008, the Company issued a promissory note in the amount of $20,000, unsecured, due and payable with accumulated interest within 190 days and bears interest of 8% per annum.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Silica Resources Corporation was incorporated under the laws of the State of Nevada in October 7, 2005. We are engaged in the business of acquisition, exploration and development of mineral properties in the United States and Canada. We also plan to locate and acquire other precious or industrial mineral properties. As of the date of this Quarterly Report, our main focus is the identification, acquisition, exploration and development of mineral properties, which has resulted in the acquisition of our interest in the properties discussed below.

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol “SRCN”.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we", "our", "us”, "the Company", “the Corporation”, “Silica”, or "Silica Resources Corporation" refers to Silica Resources Corporation.

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

Mineral Property Acquisition Agreement – Montana and Idaho, USA

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

In order to exercise the Option, we were obligated to provide the following consideration to the Vendors in the following manner: (i) we caused one of our certain existing founding shareholders to sell an aggregate of 2,000,000 of our post-Forward Stock Split restricted and control and issued and outstanding common shares from the holdings of such shareholder (each an "Affiliate Share") to the order and direction of the Vendors at a purchase price of U.S. $0.0001 per Affiliate Share, as follows: (a) 1,000,000 Affiliates Shares to Balbach Colorado Inc, (b) 600,000 Affiliate Shares to Elk Creek Corporation, and (c) 400,000 Affiliate Shares to Major Ventures LLC; and (ii) we have paid to or on the Vendors’ behalf, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing.

On March 27, 2008, we completed the acquisition requirements under the Agreement and exercised the Option and thereby acquired an undivided 100% legal, beneficial and registerable interest in and to the mineral property interests comprising the Property. During fiscal year ended March 31, 2008, we paid an aggregate of $85,000 to the Vendors, of which $4,900 for geologists’ fees spent were recorded as acquisition of mineral property, and the remaining was administration expenditures which were expenses as exploration and development in mineral property costs.

As of August 31, 2008, for geological, regulatory, and exploration development related reasons we have ceased exploration of some properties, and as at the date indicated above, decided to allow the leases on the Roaring River and Ramey Creek properties to lapse without renewal. The lease on the Elkhorn property remains in good standing.   As of September 30, 2008, exploration conducted on the Company’s Elkhorn property in Montana has lead to concurrent exploratory drilling initiatives taking place beginning in the third fiscal quarter of this year.

Elkhorn Property Claims – Montana, USA

The Elkhorn Property is comprised of 86 staked MO Lode mining claims on approximately 1,777 acres within the Elkhorn Mining District in Beaverhead County, Montana. There are some patented mining claims within the area of interest.

Current exploration efforts involve surface mapping and sampling of previously mined areas.  Geochemical sampling indicates low molybdenum values in the veins of the upper block.  Samples of sediment washed out of the 1,000 level adit yield higher molybdenum values.  Efforts this spring have focused on preparing and filing plans with the local Forest Service District Ranger for permitting of surface drilling operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

MINERAL PROPERTIES - continued

Two diamond drill holes have been drilled in the month of October, 2008 that have targeted the molybdenum mineralization previously noted in the 1,000 level adit to ascertain distribution and depth of mineralization.  Directional drilling at angles of 70-75 degrees for each hole was drilled to a distance of 1,000 lineal feet to a vertical depth exceeding 600 feet, below that level previously noted in the 1,000 level adit.  Both holes were collared at an elevation of 8,200 feet.  Assay results for the drilling are pending.  Surface sampling will also continue to identify future drill sites in order to help establish the full parameters of the mineralized zone.  Drilling site selection was conducted in conjunction with the US Forest Service and required government authorities.

Assignment Agreement – Ash-Wel Claims, British Columbia, Canada

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

Placer Lease Acquisition Agreement – Sydney Creek Claims, Yukon Territories, Canada

On March 15, 2006, we entered into a Placer Lease Acquisition Agreement with Karl Gruber (the “Prospect Lease”) whereby we purchased a 100% interest in an unpatented lease to prospect a five mile portion of Sidney Creek located approximately one mile downstream of Iron Creek, in the Whitehorse Mining Division of the Yukon Territory, Canada.  The term of the lease was for one-year renewable for two additional one-year periods if we incur the qualifying property expenditures required under the Prospect Lease. As of the date of this Quarterly Report, we have incurred the required expenditures and have re-staked a portion of the property.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the six month period ended September 30, 2008 and September 30, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

 The following table sets forth selected financial information for the periods indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATION

	Six Month Period Ended September 30, 2008 and 30, 2007		For the Period from October 7, 2005 (inception) to September 30, 2008
	2008	2007
Expenses
Depreciation and Amortization	$145	$92	$375
Interest	1,141	-0-	1,141
Consulting	136,730	-0-	199,529
Legal	23,304	29,168	127,846
Management fees	-0-	3,000	15,000
Mineral property exploration	87,307	-0-	188,093
Office and administration	45,061	3,917	87,060
Professional services	14,040	10,051	49,377
Loss from operation	$(307,728)	$(46,228)	$(668,421)
Impairment of mineral properties	(15,348)	-0-	(15,348)
Settlement of debt	-0-	-0-	8,593
Net Loss	$(323,076)	$(46,228)	$(675,176)

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

Six Month Period Ended September 30, 2008 Compared to Six Month Period Ended September 30, 2007.

Our net loss for the six month period ended September 30, 2008 was ($323,076) compared to a net loss of ($46,228) during the six month period ended September 30, 2007 (an increase of $276,848). During the six month periods ended September 30, 2008 and September 30, 2007, we did not generate any revenue.

During the six month period ended September 30, 2008, we incurred expenses of $307,728 compared to $46,228 incurred during the six month period ended September 30, 2007 (an increase of $261,500). This resulted in a loss from operations during the six month period ended September 30, 2008 of ($307,728) and a loss from operations during the six month period ended September 30, 2007 of ($46,228). These expenses incurred during the six month period ended September 30, 2008 consisted of: (i) depreciation of $145 (2007: $92); (ii) interest of $1,141 (2007: $-0-); (iii) consulting of $136,730 (2007: $-0-); (iv) legal of $23,304 (2007: $29,168); (v) management fees of $-0- (2007: $3,000); (vi) mineral property expenses of $87,307 (2007: $-0-); (vii) office and administration of $45,061 (2007: $3,917); and professional services of $14,040 (2007:$10,051).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATION - continued

Expenses incurred during the six month period ended September 30, 2008 compared to the six month period ended September 30, 2007 increased primarily due to the increase in mineral property exploration costs, consulting fees and office and administration pertaining to our property acquisitions and services performed relating to the increased scale and scope of business operations of our interests. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Loss from operations of ($307,728) during the six month period ended September 30, 2008 was increased by the recording of ($15,348) as impairment of mineral properties resulting in a net loss of ($323,076).

Our net loss during the six month period ended September 30, 2008 was ($323,076) compared to a net loss of ($46,228) incurred during the six month period ended September 30, 2007. The weighted average number of shares outstanding was 83,807,070 for the six month period ended September 30, 2008 compared to 99,320,000 for the six month period ended September 30, 2007.

Three Month Period Ended September 30, 2008 Compared to Three Month Period Ended September 30, 2007.

Our net loss for the three month period ended September 30, 2008 was ($195,746) compared to a net loss of ($26,190) during the three month period ended September 30, 2007 (an increase of $169,556). During the three month periods ended September 30, 2008 and September 30, 2007, we did not generate any revenue.

During the three month period ended September 30, 2008, we incurred expenses of $180,398 compared to $26,190 incurred during the six month period ended September 30, 2007 (an increase of $154,208). This resulted in a loss from operations during the three month period ended September 30, 2008 of ($180,398) and a loss from operations during the three month period ended September 30, 2007 of ($26,190). These expenses incurred during the three month period ended September 30, 2008 consisted of: (i) depreciation of $45 (2007: $46); (ii) interest of $845 (2007: $-0-); (iii) consulting of $83,823 (2007: $-0-); (iv) legal of $12,200 (2007: $16,658); (v) management fees of $-0- (2007: $1,500); (vi) mineral property expenses of $52,729 (2007: $-0-); (vii) office and administration of $16,716 (2007: $3,717); and professional services of $14,040 (2007:$4,269).

Expenses incurred during the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007 increased primarily due to the increase in mineral property exploration costs, consulting fees and office and administration pertaining to our property acquisitions and services performed relating to the increased scale and scope of business operations of our interests.

Loss from operations of ($180,398) during the three month period ended September 30, 2008 was increased by the recording of ($15,348) as impairment of mineral properties resulting in a net loss of ($195,746).

Our net loss during the three month period ended September 30, 2008 was ($195,746) compared to a net loss of ($26,190) incurred during the three month period ended September 30, 2007. The weighted average number of shares outstanding was 72,755,800 for the three month period ended September 30, 2008 compared to 99,320,000 for the three month period ended September 30, 2007.

 LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended September 30, 2008

As at the six month period ended September 30, 2008, our current assets were $23,567 and our current liabilities were $140,475, which resulted in a working capital deficit of $116,908. As at the six month period ended September 30, 2008, current assets were comprised of: (i) $17,519 in cash; and (ii) $6,048 in receivables. As at the six month period ended September 30, 2008, current liabilities were comprised of: (i) $57,317 in accounts payable and accrued liabilities; (ii) $71,141 in promissory notes; and (iii) $12,017 due to related party.

As at the six month period ended September 30, 2008, our total assets were $33,216 comprised of: (i) current assets of $23,567; (ii) valuation of mining properties of $8,796; and (iii) equipment, net of depreciation, of $853. The decrease in total assets during the six month period ended September 30, 2008 from fiscal year ended March 31, 2008 was primarily due to the decrease in cash and the impairment of mineral properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

As at the six month period ended September 30, 2008, our total liabilities were $140,475 comprised entirely of current liabilities. The increase in liabilities during the six month period ended September 30, 2008 from fiscal year ended March 31, 2008 was primarily due to the recording of promissory notes in the amount of $71,141. See “ – Material Commitments.”

Stockholders’ equity (deficit) decreased from $115,817 for fiscal year ended March 31, 2008 to ($107,259) for the six month period ended September 30, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2008, net cash flows used in operating activities was ($300,375) consisting primarily of a net loss of ($323,076). For the six month period ended September 30, 2007, net cash flows used in operating activities was ($7,169) consisting primarily of a net loss of ($46,228). During the six month period ended September 30, 2008, net cash flows used in operating activities was adjusted by items not requiring the use of cash for depreciation in the amount of $145 (2007: $92), interest accrued in the amount of $1,141 (2007: $-0-), and impairment of mineral properties in the amount of $15,348 (2007: $-0-). Net cash flows used in operating activities was further changed by ($2,991) (2007: $-0-) for receivables and $8,698 (2007: $38,967) for accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the six month periods ended September 30, 2008 and September 30, 2007, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended September 30, 2008, net cash flows provided from financing activities was $170,000 compared to $7,018 for the six month period ended September 30, 2007. Cash flows from financing activities for the six month period ended September 30, 2008 consisted of: (i) $100,000 (2007: $-0-) in proceeds from sale of common stock; (ii) $-0- (2007: $7,018) due to related party; and (iii) $70,000 in promissory note (2007: $-0-).

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities and debt instruments. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) our exploration properties; (ii) possible drilling initiatives on current properties and future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Plan of Operations

Our plan of operations for the next twelve months is to continue our exploration objectives, subject to our obtaining the funding necessary including:

•
the continued exploration of our Sydney Creek Property Placer Property as re-staked.  Phase one of this exploration consists of reconnaissance geomorphology to assess the amount of placer material involved and a detailed placer pit testing program to define targets for further work,

•
the continued work programs relating to the ongoing exploration and assessment of our Elkhorn property for molybdenum and other metals including assay of core samples, further mapping, geological assessment, and future possible drilling initiatives,

•	identification of further potential exploration acquisitions,

•	ongoing general and administrative expenses

Estimated total expenditures over the next twelve months depend on the availability of investment capital and economic conditions conducive to fund our exploration intitiatives.

Advances and further private placements are expected to be adequate to fund our operations over the next six months. However, we will require financing to enable us to complete our exploration programs, to pay for our general and administrative expenses for the next 12 months, and to conduct due diligence related to new property acquisitions under assessment.

During the twelve month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue. Accordingly, we anticipate that we will be required to obtain financing in order to complete our plan of operations during the next twelve months. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or debt instruments. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or sale of debt instruments to fund our plan of operations. In the absence of such financing, we will not be able to continue our exploration initiatives and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our claim groups in Canada and the United States. If we do not continue to obtain financing, we will be forced to abandon such claims and our plan of operations will fail.

We may consider entering into a joint venture arrangement to provide the required funding to develop the prospect lease or other properties under consideration by management. We have not undertaken any efforts to locate a joint venture participant relating to our exploration prospects. Even if we determined to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our exploration prospects. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our claims to the joint venture participant.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and other than our obligations to be incurred under the Agreement and the Assignment Agreement, we do not have any material commitments other than as described below:

Promissory Notes

On May 27, 2008, we issued a promissory in the principal amount of $50,000 due on August 26, 2008. The note is unsecured and bears interest at the rate of 7%. The promissory note was not paid on August 26, 2008, therefore, the note continues to accrue interest at the rate of 7% per annum.

On September 12, 2008, we signed a promissory note with a company in the principal amount of $20,000 due within 190 days from the date of issuance. The promissory note is unsecured and bears interest at the rate of 8% per annum.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2008, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES - continued

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

RESIGNATION OF CHIEF FINANCIAL OFFICER/APPOINTMENT OF CHIEF FINANCIAL OFFICER

Effective on October 17, 2008, our Board of Directors accepted the resignation of Lee Borschowa as one of our directors effective October 17, 2008. Therefore, as of the date of this Quarterly Report, our Board of Directors is comprised of Gerry Jardine, Richard W. Thomssen, and Paul D. Brock.

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

ITEM 5. OTHER INFORMATION - continued

RESIGNATION OF CHIEF FINANCIAL OFFICER/APPOINTMENT OF CHIEF FINANCIAL OFFICER - continued

Gerry Jardine. Effective January 31, 2008, our Board of Directors appointed Mr. Jardine to act as our President, Chief Executive Officer. Mr. Jardine was President/CEO and a director of New Pacific Ventures from 2001 to 2006. From 1999 to 2004, he was the Secretary/Treasurer and a director of Prefco Enterprises Inc., a public Canadian construction/development company. From 1989 to 2003, Mr. Jardine was President/CEO and a director of Truax Venture Corporation, a Canadian public exploration company. Additionally, from 1996 to 2003, Mr. Jardine was the President of Amcan Fiscal Consultants Inc., a private consulting company. From 1986 to 1997, Mr. Jardine was the President/CEO, and a director of PowerTech Industries Inc., a Canadian public company involved in the manufacture and sales of HVAC equipment. Mr. Jardine also currently acts as a director of Valcent Products Inc., and Canadian public company specializing in green space growing technologies. Over the past 23 years, Mr. Jardine has also served as a director to more than half a dozen other companies, mainly operating in resource industries.

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

SILICA RESOURCES CORPORATION

Dated: November 14, 2008	By:	/s/ Gerry Jardine
Gerry Jardine, President and
Chief Executive Officer

Dated: November 14, 2008	By:	/s/ Gerry Jardine
Gerry Jardine, Chief Financial Officer