Form 10-Q
period 2008-12-31
SILICA RESOURCES CORP
filed 2009-02-17
CIK 1368505

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008

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

SILICA RESOURCES CORPORATION

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

SILICA RESOURCES CORPORATION
(an Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Unaudited)

Silica Resources Corporation
(An Exploration Stage Company)
Balance Sheets

	December 31, 2008 $ (Unaudited)	March 31, 2008 $ (Audited)
ASSETS

Current Assets

Cash	4,671	148,254
Receivables (Note 3)	5,590	3,057

	10,261	151,311

Mineral properties (Note 4)	8,796	24,144

Equipment, net of depreciation	807	998

Total Assets	19,864	176,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities (Note 6)	97,375	48,619
Promissory notes (Notes 8 )	147,987	-
Due to related parties (Note 6)	16,016	12,017

Total Liabilities	261,378	60,636

Stockholders’ Equity

Capital stock (Note 5) Authorized: 2,000,000,000 common shares, $0.001 par value Issued and outstanding: 72,755,800 shares (March 31, 2008 – 100,800,000 shares)	72,756	100,800

Warrants (Note 5)	61,236	48,532

Additional paid in capital	433,925	318,586

Deficit accumulated during the exploration stage	(809,431)	(352,101)

Total Stockholders’ Equity (Deficit)	(241,514)	115,817

Total Liabilities and Stockholders’ Equity	19,864	176,453

Contingency (Note 1)
Commitments (Note 4)

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,	For the Three Months Ended December 31,	For the Nine Months Ended December 31,	For the Nine Months Ended December 31,	Accumulated From October 7, 2005 (Date of Inception) to December 31,
	2008	2007	2008	2007	2008
	$	$	$	$	$

Expenses

Depreciation	45	-	190	92	420
Interest	1,845	-	2,986	-	2,986
Consulting (Note 6)	84,290	12,000	191,020	12,000	253,819
Foreign Exchange	(4,555)	-	(15,765)	-	(15,765)
Legal	6,329	6,721	29,633	35,889	134,175
Management fees	-	-	-	3,000	15,000
Mineral property exploration	40,157	50,000	157,464	50,000	258,250
Office and administration	1,143	5,526	57,414	9,443	99,413
Professional services	5,000	3,026	19,040	13,077	54,377

Loss from operation	(134,254)	(77,273)	(441,982)	(123,501)	(802,675)

Other items:
Impairment of mineral properties	-	-	(15,348)	-	(15,348)
Settlement of debt	-	-	-	-	8,593

Net loss for the period	(134,254)	(77,273)	(457,330)	(123,501)	(809,430)

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.00)	(0.01)

Weighted average number of shares outstanding – basic and diluted	72,755,800	99,320,000	80,109,918	99,320,000	88,741,497

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine months Ended December 31,	For the Nine months Ended December 31,	Accumulated From October 7, 2005 (Date of Inception) to December 31,
	2008	2007	2008
	$	$	$

Operating Activities

Net loss	(457,330)	(123,501)	(809,431)

Items not requiring the use of cash

Depreciation	190	92	420

Interest accrued	2,986	-	2,986

Mineral property costs	-	-	300

Impairment of mineral properties	15,348	-	15,348

Settlement of debt	-	-	(8,593)

Changes in operating assets and liabilities

Receivables	(2,533)	-	(5,590)

Accounts payable and accrued liabilities	48,756	(4,062)	97,375

Net Cash Used in Operating Activities	(392,583)	(127,471)	(707,185)

Investing Activities

Acquisition of mineral properties	-	-	(24,144)
Acquisition of office equipment	-	-	(1,228)
Net Cash Used in Investing Activities	-	-	(25,372)

Financing Activities

Proceeds on sale of common stock	100,000	369,243	567,618
Due to related party	4,000	12,018	24,610
Promissory notes	145,000	-	145,000
Donated capital	-	-	-

Net Cash Provided by Financing Activities	249,000	381,261	737,228

Increase (Decrease) in Cash	(143,583)	253,790	4,671

Cash – Beginning of Period	148,254	124	-

Cash – End of Period	4,671	253,914	4,671

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statement of Stockholders' Equity
October 7, 2005 (Date of Inception) to December 31, 2008
(Unaudited)

						Deficit
						Accumulated
			Additional	Common		during the
	Common Shares		Paid-in	Share		Exploration
	Number	Par Value	Capital	Subscription	Warrants	Stage	Total
		$	$	$	$	$	$
Balance, October 7, 2005	-	-	-	-	-	-	-

Capital stock issued for cash:

– February 2006 at $0.00005 per share	60,000,000	60,000	(57,000)	-	-	-	3,000

– February 2006 at $0.0025 per share	24,000,000	24,000	36,000	-	-	-	60,000

– March 2006 at $0.0025 per share	6,400,000	6,400	9,600	-	-	-	16,000

Capital stock issued for mineral property:

– March 15, 2006 at $0.0025 per share (Note 4)	120,000	120	180	-	-	-	300

Capital stock subscription	-	-	-	(2,000)	-	-	(2,000)

Net loss	-	-	-	-	-	(12,280)	(12,280)

Balance, March 31, 2006	90,520,000	90,520	(11,220)	(2,000)	-	(12,280)	65,020

Capital stock issued for cash:

– June 2006 at $0.0025 per share	8,000,000	8,000	12,000	-	-	-	20,000

– September 2006 at $0.0025 per share	800,000	800	1,200	-	-	-	2,000

Capital stock subscription	-	-	-	2,000	-	-	2,000

Net loss	-	-	-	-	-	(127,317)	(127,317)

Balance, March 31, 2007	99,320,000	99,320	1,980	-	-	(139,597)	(38,297)

Capital stock issued for cash:

– November 2007 to January 2008 at $0.25 per share	1,480,000	1,480	319,988	-	48,532	-	370,000

Issue cost - legal	-	-	(3,382)	-	-	-	(3,382)

Net loss	-	-	-	-	-	(212,504)	(212,504)

Balance, March 31, 2008	100,800,000	100,800	318,586	-	48,532	(352,101)	115,817

Capital stock issued for cash:

– June 3, 2008 at $0.25 per share	400,000	400	86,896	-	12,704	-	100,000

Shares cancelled	(28,444,200)	(28,444)	28,444	-	-	-	-

Net loss				-	-	(457,330)	(457,330)

Balance, December 31, 2008	72,755,800	72,756	433,926	-	61,236	(809,431)	(241,513)

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008
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

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $251,117 as at December 31, 2008 and has incurred losses since inception resulting in an accumulated deficit of $809,431 as at December 31, 2008 ($352,101 – March 31, 2008) and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and ultimately generating profitable operations in the future. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and private placement of common stock.

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
December 31, 2008
(Unaudited)

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
December 31, 2008
(Unaudited)

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

Note 3	Receivables The Company had goods and services tax receivable of $5,590 at December 31, 2008 (December 31, 2007 – nil).

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
December 31, 2008
(Unaudited)

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

As of August 31, 2008, the Company has decided to allow the leases on the Roaring River and Ramey Creek properties to lapse without renewal. The Company has impaired lapsed mineral properties by $15,348 during the quarter ended September 30, 2008 on the basis of net acres abandoned.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008
(Unaudited)

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

At December 31, 2008, there were no outstanding stock options.

Stock Purchase Warrants

Warrant transactions and the number of warrants outstanding at December 31, 2008 are summarized as follows:

	Nine month period ended December 31, 2008			Year ended March 31, 2008
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years
Balance Beginning of Period	1,480,000	0.35	1.68	-	-	-
Granted in the Period	400,000	0.35	2.00	1,480,000	.0.35	2.00
Exercised in the Period	-	-	-	-	-	-
Expired in the Period	-	-	-	-	-	-
Balance End of Period	1,880,000	0.35	1.03	1,480,000	0.35	1.68

Note 6
Related Party Transactions

As at December 31, 2008, accounts payable and accrued liabilities included $16,556 (December 31, 2007 - $Nil) for expense reimbursements to a Company with a director in common.

As at December 31, 2008, accounts payable and accrued liabilities included $15,000 (December 31, 2007 - $8,593) in fees for mineral property exploration services rendered and $1,556 (December 31, 2007 - $12,018) in related expenses to this director and officer of the Company. The Company paid this director and officer an aggregate of $47,500 and $6,196 for mineral property exploration services and reimbursed expenses respectively during the nine months ended December 31, 2008.

As at December 31, 2008, the Company owed $12,017 (December 31, 2007 - $12,017) for expense reimbursements to a director of the Company with no specified terms of repayment.

On November 20, 2008, the Company received a $4,000 loan form a director of the Company which matures on May 20, 2009 with an annual interest of 10%.

The above transactions have been in the normal course of operations and, in management’s opinion, undertaken with the same terms and conditions as transactions with unrelated parties.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008
(Unaudited)

Note 7
Commitments

On February 1, 2008, the Company signed a consulting and professional services agreement to provide geological, exploration and consulting services for a daily fee of $600.  The agreement is for and one year period from February 1, 2008 to January 31, 2009 and is subject to renewal on a yearly basis.

On February 1, 2008, the Company signed a consulting and professional services agreement with a director of the Company to provide geological, exploration and consulting services for a daily fee of $500 with a minimum of 10 days per month.  The agreement is for a one year period from February 1, 2008 to January 31, 2009 and is subject to renewal on a yearly basis.

Note 8
Promissory Notes

On May 27, 2008, the Company signed a promissory note due on August 26, 2008 in the amount of $50,000, unsecured with annual interest of 7%.  Interest of $2,023 was accrued during the period ended December 31, 2008.  The note was not repaid on its due date.  The Company continues to accrue interest at 7% per annum.

On September 12, 2008, the Company issued a promissory note in the amount of $20,000, unsecured, due and payable with accumulated interest within 190 days and bears interest of 8% per annum.  Interest of $487 was accrued during the period ended December 31, 2008.

On December 3, 2008, the Company issued a promissory note with a significant shareholder of the Company, due June 4, 2009 in the amount of $75,000, unsecured with annual interest of 8%.  Interest of $477 was accrued during the period ended December 31, 2008.

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

The Company has limited capital and cash flow to carry out operations and to fund its current requirements.  The current economic climate had made fund raising difficult, and there is no assurance that the Company will continue to be able to meet its financial obligations in a timely manner.  Management will continue to act on the basis of diminished exploration activity until such time as further funding becomes available.

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

On March 27, 2008, we completed the acquisition requirements under the Agreement and exercised the Option and thereby acquired an undivided 100% legal, beneficial and registerable interest in and to the mineral property interests comprising the Property. During fiscal year ended March 31, 2008, we paid an aggregate of $85,000 to the Vendors, of which $4,900 for geologists’ fees spent were recorded as acquisition of mineral property, and the remaining was administration expenditures which were expenses as exploration and development in mineral property costs. As of August 31, 2008, we have decided to allow the leases on the Roaring River and Ramey Creek properties to lapse without renewal. The lease on the Elkhorn property remains in good standing.

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

During the quarter ended June 30, 2008, the claims expired and certain of the claims of interest were restaked in the quarter ended December 31, 2008.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the nine month period ended December 31, 2008 and December 31, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATION - continued

The following table sets forth selected financial information for the periods indicated.

	Nine Month Period Ended December 31, 2008 and December 31, 2007		For the Period from October 7, 2005 (inception) to December 31, 2008
	2008	2007
Expenses
Depreciation	$190	$92	$420
Interest	2,986	-0-	2,986
Consulting	191,020	12,000	253,819
Foreign Exchange	(15,765)	-0-	(15,765)
Legal	29,633	35,889	134,175
Management fees	-0-	3,000	15,000
Mineral property exploration	157,464	50,000	258,250
Office and administration	57,414	9,443	99,413
Professional services	19,040	13,077	54,377
Loss from operation	$(441,982)	$(123,501)	$(802,675)
Impairment of mineral properties	(15,348)	-0-	(15,348)
Settlement of debt	-0-	-0-	8.593
Net Loss	$(457,330)	$(123,501)	$(809,430)

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

Nine Month Period Ended December 31, 2008 Compared to Nine Month Period Ended December 31, 2007.

Our net loss for the nine month period ended December 31, 2008 was ($457,330) compared to a net loss of ($123,501) during the nine month period ended December 31, 2007 (an increase of $333,829). During the nine month periods ended December 31, 2008 and December 31, 2007, we did not generate any revenue.

During the nine month period ended December 31, 2008, we incurred expenses of $441,982 compared to $123,501 incurred during the nine month period ended December 31, 2007 (an increase of $318,481). This resulted in a loss from operations during the nine month period ended December 31, 2008 of ($441,982) and a loss from operations during the nine month period ended December 31, 2007 of ($123,501). These expenses incurred during the nine month period ended December 31, 2008 consisted of: (i) depreciation of $190 (2007: $92); (ii) interest of $2,986 (2007: $-0-); (iii) consulting of $191,020 (2007: $12,000); (iv) legal of $29,633 (2007: $35,889); (v) management fees of $-0- (2007: $3,000); (vi) mineral property expenses of $157,464 (2007: $50,000); (vii) office and administration of $57,414 (2007: $9,443); and (viii) professional services of $19,040 (2007:$13,077). Expenses incurred during the nine month period ended December 31, 2008 were offset by $15,765 in foreign exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATION - continued

Expenses incurred during the nine month period ended December 31, 2008 compared to the nine month period ended December 31, 2007 increased primarily due to the increase in mineral property exploration costs, consulting fees and office and administration pertaining to our property acquisitions and services performed relating to the increased scale and scope of business operations of our interests. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Loss from operations of ($441,982) during the nine month period ended December 31, 2008 was increased by the recording of ($15,348) as impairment of mineral properties resulting in a net loss of ($457,330).

Our net loss during the nine month period ended December 31, 2008 was ($457,330) compared to a net loss of ($123,501) incurred during the nine month period ended December 31, 2007. The weighted average number of shares outstanding was 80,109,918 for the nine month period ended December 31, 2008 compared to 99,320,000 for the nine month period ended December 31, 2007.

Three Month Period Ended December 31, 2008 Compared to Three Month Period Ended December 31, 2007.

Our net loss for the three month period ended December 31, 2008 was ($134,254) compared to a net loss of ($77,273) during the three month period ended December 31, 2007 (an increase of $56,981). During the three month periods ended December 31, 2008 and September 30, 2007, we did not generate any revenue.

During the three month period ended December 31, 2008, we incurred expenses of $134,254 compared to $77,273 incurred during the three month period ended December 31, 2007 (an increase of $56,981). This resulted in a loss from operations during the three month period ended December 31, 2008 of ($134,254) and a loss from operations during the three month period ended December 31, 2007 of ($77,273). These expenses incurred during the three month period ended December 31, 2008 consisted of: (i) depreciation of $45 (2007: $-0-); (ii) interest of $1,845 (2007: $-0-); (iii) consulting of $84,290 (2007: $12,000); (iv) legal of $6,329 (2007: $6,721); (v) mineral property expenses of $40,157 (2007: $50,000); (vi) office and administration of $1,143 (2007: $5,526); and (vii) professional services of $5,000 (2007:$3,026). Expenses incurred during the three month period ended December 31, 2008 were offset by ($4,555) in foreign exchange.

Expenses incurred during the three month period ended December 31, 2008 compared to the three month period ended December 31, 2007 increased primarily due to the increase in consulting fees relating to the increased scale and scope of business operations of our interests.

Our net loss during the three month period ended December 31, 2008 was ($134,254) compared to a net loss of ($77,273) incurred during the three month period ended December 31, 2007. The weighted average number of shares outstanding was 72,755,800 for the three month period ended December 31, 2008 compared to 99,320,000 for the three month period ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended December 31, 2008

As at the nine month period ended December 31, 2008, our current assets were $10,261 and our current liabilities were $261,378, which resulted in a working capital deficit of $251,117. As at the nine month period ended December 31, 2008, current assets were comprised of: (i) $4,671 in cash; and (ii) $5,590 in receivables. As at the nine month period ended December 31, 2008, current liabilities were comprised of: (i) $97,375 in accounts payable and accrued liabilities; (ii) $147,987 in promissory notes; and (iii) $16,016 due to related party.

As at the nine month period ended December 31, 2008, our total assets were $19,864 comprised of: (i) current assets of $10,261; (ii) valuation of mining properties of $8,796; and (iii) equipment, net of depreciation, of $807. The decrease in total assets during the nine month period ended December 31, 2008 from fiscal year ended March 31, 2008 was primarily due to the decrease in cash and the impairment recorded for mineral properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

As at the nine month period ended December 31, 2008, our total liabilities were $261,378 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended December 31, 2008 from fiscal year ended March 31, 2008 was primarily due to the recording of a promissory note in the amount of $147,987. See “ – Material Commitments.”

Stockholders’ equity (deficit) decreased from $115,817 for fiscal year ended March 31, 2008 to ($241,514) for the nine month period ended December 31, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2008, net cash flows used in operating activities was ($392,583) consisting primarily of a net loss of ($457,330). For the nine month period ended December 31, 2007, net cash flows used in operating activities was ($127,471) consisting primarily of a net loss of ($123,501). During the nine month period ended December 31, 2008, net cash flows used in operating activities was adjusted by items not requiring the use of cash for depreciation in the amount of $190 (2007: $92), interest accrued in the amount of $2,986 (2007: $-0-), and impairment of mineral properties in the amount of $15,348 (2007: $-0-). Net cash flows used in operating activities was further changed by ($2,533) (2007: $-0-) for receivables and $48,756 (2007: ($4,062)) for accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the nine month periods ended December 31, 2008 and December 31, 2007, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended December 31, 2008, net cash flows provided from financing activities was $249,000 compared to $381,261 for the nine month period ended December 31, 2007. Cash flows from financing activities for the nine month period ended December 31, 2008 consisted of: (i) $100,000 (2007: $369,243) in proceeds from sale of common stock; (ii) $4,000 (2007: $12,018) due to related party; and (iii) $145,000 in promissory note (2007: $-0-).

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

PLAN OF OPERATION AND FUNDING - continued

Plan of Operations

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

Our plan of operations for the next twelve months is to continue our exploration objectives, subject to our obtaining the funding necessary including:

●
the continued exploration of our Sydney Creek Property Placer Property as re-staked.  Phase one of this exploration consists of reconnaissance geomorphology to assess the amount of placer material involved and a detailed placer pit testing program to define targets for further work,

●
the continued work programs relating to the ongoing exploration and assessment of our Elkhorn property for molybdenum and other metals including assay of core samples, further mapping, geological assessment, and future possible drilling initiatives,

●	identification of further potential exploration acquisitions,

●	ongoing general and administrative expenses

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and other than our obligations to be incurred under the Agreement and the Assignment Agreement, we do not have any material commitments other than as described below

Promissory Notes

On May 27, 2008, we issued a promissory in the principal amount of $50,000 due on August 26, 2008. The note is unsecured and bears interest at the rate of 7%. The promissory note was not paid on August 26, 2008, therefore, the note continues to accrue interest at the rate of 7% per annum. During the nine month period ended December 31, 2008, interest of $2,023 was accrued.

On September 12, 2008, we issued a promissory note in the principal amount of $20,000 due within 190 days from the date of issuance. The promissory note is unsecured and bears interest at the rate of 8% per annum. During the nine month period ended December 31, 2008, interest of $487 was accrued.

On December 3, 2008, we issued a promissory note to one of our significant shareholders in the principal amount of $75,000 due on June 4, 2009. The note is unsecured with interest at the annual rate of 8%. During the nine month period ended December 31, 2008, interest of $477 was accrued.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the nine months ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No report required.

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

ITEM 5. OTHER INFORMATION

RESIGNATION OF CHIEF FINANCIAL OFFICER/APPOINTMENT OF CHIEF FINANCIAL OFFICER

Effective on October 17, 2008, our Board of Directors accepted the resignation of Lee Borschowa as one of our directors effective October 17, 2008. Therefore, as of the date of this Quarterly Report, our Board of Directors is comprised of Gerry Jardine, Richard W. Thomssen and Paul D. Brock.

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

SILICA RESOURCES CORPORATION

Dated: February 17, 2009	By:	/s/ Gerry Jardine
Gerry Jardine, President and
Chief Executive Officer

Dated: February 17, 2009	By:	/s/ Gerry Jardine
Gerry Jardine, Chief Financial Officer