Form 10-K
period 2009-03-31
SILICA RESOURCES CORP
filed 2009-06-29
CIK 1368505

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

Mark One
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-52169

Silica Resources Corporation (Exact name of registrant as specified in its charter)

Nevada	71-0090401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

789 West Pender Street, Suite 1010 Vancouver, British Columbia Canada V6C 1H2 (Address of principal executive offices)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filed, unaccelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State issuers revenues for its most recent fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. June 22, 2009: $12,894,725

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 22, 2009
Common Stock, $0.001	72,755,800

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

N/A

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

SILICA RESOURCES CORPORATION
Form 10-K

INDEX

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Silica Resources Corporation files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

Glossary

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

Glossary - continued

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

Sandstone - A medium-grained sedimentary rock composed of abundant rounded or angular fragments of sand size set in a fine-grained matrix and more or less firmly united by a cementing material

Syncline - A down-arching fold in bedded rocks.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

BUSINESS DEVELOPMENT - continued

Transfer Agent

Our transfer agent is Transfer Online, Inc. of 317 S.W. Alder Street, 2nd Floor, Portland, Oregon 97204.

RECENT DEVELOPMENTS

Cancellation of Shares

On June 11, 2008, certain of our former executive officers and directors agreed to return an aggregate 28,444,200 shares of our common stock as part of our restructuring. The executive officers did not receive any compensation direct or indirect from us as a result of the cancellation and return to treasury of the 28,444,200 shares of common stock. Thus, our total issued and outstanding shares of common stock was reduced to 72,755,800 shares. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

CURRENT BUSINESS OPERATIONS

We are a resource exploration company currently engaged in the exploration and development of properties that we believe may contain valuable minerals for the purpose of discovering commercially viable mineral deposits. Our foundational group of assets consists of the properties located in Montana, USA and Yukon Territory, Canada as more fully described below. We have entered into an agreement with Major Ventures LLC, Elk Creek Corporation and Balbach Colorado Inc. (collectively, the "Vendors") to earn a 100% interest in the properties. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the property covered by the prospect lease, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the property, and there is no assurance that we will discover one.

MINERAL PROPERTIES

The location of our mineral properties is summarized as follows:

Location	Acreage
Elkhorn Property, Beaverhead County, Montana	1,777 acres

Sydney Creek Property, Yukon Territory, Canada	247 acres

Mineral Property Acquisition Agreement/Elkhorn Property

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

MINERAL PROPERTIES - continued

In order to exercise the Option, we were obligated to provide the following consideration to the Vendors in the following manner: (i) we caused one of our certain existing founding shareholders to sell an aggregate of 2,000,000 of our post-forward stock split restricted and controlled and issued and outstanding common shares from the holdings of such shareholder (each an "Affiliate Share") to the order and direction of the Vendors at a purchase price of U.S. $0.0001 per Affiliate Share, as follows: (a) 1,000,000 Affiliates Shares to Balbach Colorado Inc, (b) 600,000 Affiliate Shares to Elk Creek Corporation, and (c) 400,000 Affiliate Shares to Major Ventures LLC; and (ii) we have paid to or on the Vendors’ behalf, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing.

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

As of August 31, 2008, we have decided to allow the leases on the Roaring River and Ramey Creek properties to lapse without renewal. The lease on the Elkhorn property remains in good standing and is paid through August, 2009.

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

MINERAL PROPERTIES - continued

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

Current and Planned Exploration Efforts. Current exploration efforts involve surface mapping and sampling of previously mined areas.  Geochemical sampling indicates low molybdenum values in the veins of the upper block.  Samples of sediment washed out of the 1000 level adit yield higher molybdenum values.   Surface sampling has continued to identify future drill sites in order to establish the full parameters of the mineralized zone. Current exploration efforts involve surface mapping and sampling of previously mined areas. Geochemical sampling indicates low molybdenum values in the veins of the upper block.  Samples of sediment washed out of the 1,000 level adit yield higher molybdenum values.  Efforts last summer and fall were focused on preparing and filing plans with the local Forest Service District Ranger for permitting of surface drilling operations. Two diamond drill holes have been drilled by the Company in October, 2008 that have targeted the molybdenum mineralization previously noted in the 1,000 level adit to ascertain preliminary distribution and depth of mineralization.  Directional drilling at angles of 70-75 degrees for each hole was drilled to a distance of 1,000 lineal feet to a vertical depth exceeding 600 feet, below that level previously noted in the 1,000 level adit.  Both holes were collared at an elevation of 8,200 feet.  Completion of assay results for the drilling are pending.  Surface sampling will also continue to identify future drill sites in order to help establish the full parameters of the mineralized zone.  Drilling site selection was conducted in conjunction with the US Forest Service and required government authorities.

Placer Lease Acquisition Agreement/Sydney Creek

On March 15, 2006, we entered into a Placer Lease Acquisition Agreement with Karl Gruber (the “Prospect Lease”) whereby we purchased a 100% interest in an unpatented lease to prospect a five mile portion of Sidney Creek located approximately one mile downstream of Iron Creek, in the Whitehorse Mining Division of the Yukon Territory, Canada.  The purchase price was paid by the issuance of 120,000 post-Forward Stock Split shares of our common stock for a total cost of $300. The term of the lease is one-year renewable for two additional one-year periods if we incur the qualifying property expenditures required under the Prospect Lease. As of the date of this Annual Report, we have incurred the required expenditures. Further, the claims expired and certain of the claims of interest have been re-staked.

We owned title to the prospect lease.  The prospect lease constitutes a disposition of land granted under the Placer Mining Act (Yukon Territory, Canada).  The prospect lease cannot be mined but can be staked into claim if it is kept in good standing. The term of the lease is one-year renewable for two additional one-year periods if we incur the qualifying property expenditures required under the Prospect Lease. During fiscal year ended March 31, 2007, we incurred the required expenditures and renewed the term of the Prospect Lease for an additional year. Subsequent to fiscal year ended March 31, 2008, the Prospect Lease expired and we have re-staked a portion of the property approximating 247 acres in two claims.

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

MINERAL PROPERTIES - continued

A map showing the location of the Sidney Creek property is provided below:

ITEM 1. DESCRIPTION OF BUSINESS - continued

MINERAL PROPERTIES - continued

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

Present Condition and Current State of Exploration. Our Prospect Lease presently does not have any mineral reserves and the Prospect Lease Property is undeveloped and does not contain any open-pit or underground mines.  There is no plant or equipment located on the property. Restaking in areas of interest has been completed resulting in approximately 247 acres that have been re-leased through July 2010.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

MINERAL PROPERTIES - continued

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

A budget of $20,000 is estimated for phase one and it is expected to take approximately three weeks to complete, but is subject to the availability of funding and management’s current priority to other current prospects under exploration.

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

Assignment Agreement/Ash-Wel Claims

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

As of the date of this Annual Report, we do not intend to pursue the Ash-Wel Claims in the future nor do we intend to engage in future work or additional payments on the Ash-Wel Claims.

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to complete further acquisition of additional mineral opportunities which fall within the criteria of providing a geological basis for development of mining initiatives that can provide near term revenue potential and production cash flows to create expanding reserves. Our emphasis during the past fiscal year was on exploration objectives targeting molybdenum. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional interests in mineral properties. We plan to build a strategic base of exploration properties with mineral production capability.

Our ability to continue to complete planned exploration activities and expand acquisitions and explore mining opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 1. DESCRIPTION OF BUSINESS - continued

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration mineral companies, and institutional and individual investors, which are actively seeking metal and mineral based exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime metal and minerals exploration prospects and then exploit such prospects. Competition for the acquisition of metal and minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable metal and minerals exploration properties will be available for acquisition and development.

GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Yukon Territory and Montana.  In addition to the laws and regulations specifically discussed below, additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration programs.  The amount of these costs is not known at this time as we do not know the size or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

GOVERNMENT REGULATION - continued

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

ENVIRONMENTAL MATTERS

Our operations and properties will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation  and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may (i) require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; (ii) limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from our operations. The permits required for several of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental law and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our business operations, as well as the minerals exploration industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCL ") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as A hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

Some of our properties may be operated in the future by third parties over which we have no control. Notwithstanding our lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact our business operations.

The National Environmental Policy Act ("NEPA") is applicable to many of our planned activities and operations. NEPA is a broad procedural statute intended to ensure that federal agencies consider the environmental impact of their actions by requiring such agencies to prepare environmental impact statements ("EIS") in connection with all federal activities that significantly affect the environment. Although NEPA is a procedural statute only applicable to the federal government, a portion of our properties may be acreage located on federal land. The Bureau of Land Management's issuance of drilling permits and the Secretary of the Interior's approval of plans of operation and lease agreements all constitute federal action within the scope of NEPA. Consequently, unless the responsible agency determines that our drilling activities will not materially impact the environment, the responsible agency will be required to prepare an EIS in conjunction with the issuance of any permit or approval.

ITEM 1. DESCRIPTION OF BUSINESS - continued

ENVIRONMENTAL MATTERS - continued

The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operation, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expense to modify our operations or could force to discontinue certain operations altogether.

Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

We do not employ any person on a full-time or on a part-time basis. Mr. Gerry Jardine is our President and Chief Executive Officer. He, in conjunction with Richard Thomssen, our Vice  President of Exploration, and other key geological consultants, are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts.

ITEM 1A. RISK FACTORS

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

ITEM 1A. RISK FACTORS - continued

RISKS RELATED TO OUR BUSINESS - continued

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

In considering whether to invest in our common stock, you should consider that our inception was October 7, 2005 and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance.  In addition, we have only recently acquired our primary mineral exploration prospects located in the Yukon, Montana, British Columbia, and Idaho and elsewhere with limited experience in early stage exploration efforts.

We have a history of operating losses and there can be no assurances we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately ($883,495) from October 7, 2005 (inception) to March 31, 2009. As of March 31, 2009, we had an accumulated deficit of ($883,495) and had incurred losses of approximately ($531,394) during fiscal year ended March 31, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

The financial statements for the fiscal years ended March 31, 2009 and March 31, 2008 have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See “Item 7. Management’s Discussion and Analysis or Plan of Operation – Going Concern.”

ITEM 1A. RISK FACTORS - continued

RISKS RELATED TO OUR BUSINESS - continued

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

Access to the property that is the subject of our Yukon prospect lease is typically limited or restricted from November to April of each year due to snow and storms in the area.  In addition, access to the Elkhorn Property (which is located in Montana) may be restricted in winter months due to inclement weather.  As a result, any attempts to visit, test or explore such properties are limited to those months when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as any mining or production in the event that commercial amounts of minerals are found. This may cause our business venture to fail and the loss of your entire investment in our common stock.

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

ITEM 1A. RISK FACTORS - continued

RISKS RELATED TO OUR BUSINESS - continued

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

ITEM 1A. RISK FACTORS - continued

RISKS RELATED TO OUR BUSINESS - continued

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

Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Gerry Jardine, our President/Chief Executive Officer, Secretary/Treasurer and Chief Financial Officer/Principal Accounting Officer and a director, and Richard Thomssen, our Vice  President of Exploration and a director. Further, we do not have key man life insurance on these individuals. We may not have the financial resources to hire a replacement if they die or cease to provide services to the Company. The loss of service of these consultants could therefore significantly and adversely affect our operations.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 72,755,800 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell shares of our common stock pursuant to the Registration Statement declared effective on August 4, 2006 and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 33,755,800 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

ITEM 1A. RISK FACTORS - continued

RISKS RELATED TO OUR COMMON STOCK - continued

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this Annual Report, there are no unresolved comments pending from the Securities and Exchange Commission.

ITEM 2. PROPERTIES

Our principal office space is located at 789 West Pender Street, Suite 1010, Vancouver, British Columbia V6C 1H2. This office space is for the conduct of our business operations and is provided at nominal cost. The office and services related thereto may be cancelled at any time with a thirty day notice.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Notwithstanding the disclosure below, during fiscal year ended March 31, 2009, no matters were submitted to our stockholders for approval.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “SRCN:OB” commencing approximately December 2007. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2009	n/a	n/a
December 31, 2008	n/a	n/a
August 31, 2008	n/a	n/a
June 30, 2008	n/a	n/a
March 31, 2008	n/a	n/a
December 31, 2007	$ 1.80	n/a

As of March 31, 2009, we had 74 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have any equity compensation plan authorized or adopted. The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	n/a	n/a	n/a

Equity Compensation Plans Not Approved by Security Holders

Warrants	1,880,000	$0.35	-0-

Total	1,880,000

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS - continued

Common Stock Purchase Warrants

As of the date of this Annual Report, there are an aggregate of 1,880,000 common stock purchase warrants issued and outstanding (the “Warrants”) to purchase shares of common stock. Of the 1,880,000 Warrants, an aggregate 400,000 Warrants and the shares of common stock underlying the Warrants were issued in a private placement by us during fiscal year ended March 31, 2009 at an exercise price of $0.35 per share exercisable for a two-year period from the date of share issuance.

As of the date of this Annual Report, none of the Warrants have been exercised.

CANCELLATION OF SHARES

On June 11, 2008, certain of our former executive officers and directors agreed to return an aggregate 28,444,200 shares of our common stock as part of our restructuring. The executive officers did not receive any compensation direct or indirect from us as a result of the cancellation and return to treasury of the 28,444,200 shares of common stock. Thus, our total issued and outstanding shares of common stock was reduced to 72,755,800 shares.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended March 31, 2009, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

Private Placement Offering

During fiscal year ended March 31, 2009, we completed a private placement offering (the “Private Placement Offering”), whereby we issued an aggregate of 400,000 units at $0.25 per unit for proceeds of $100,000. Each unit consists of one share of our restricted common stock and one non-transferable share purchase warrant exercisable at $0.35 per share for a two-year period from the date of share issuance.  The Private Placement Offering was completed in reliance on Regulation S of the Securities Act. Sales were made to only non-U.S. residents. The Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected income statement data for fiscal years ended March 31, 2009 and 2008 and the selected balance sheet data as of March 31, 2009 and 2008 are derived from our audited consolidated financial statements which are included elsewhere herein.

	Fiscal Years Ended March 31 2009 and 2008		For the Period from October 7, 2005 (inception) to March 31, 2009
STATEMENT OF OPERATIONS DATA
Expenses
Consulting	$191,452	$61,799	$254,251
Depreciation	230	92	460
Interest	5,999	-0-	5,999
Impairment of properties	15,347	-0-	15,347
Legal	36,149	37,286	140,691
Management fees	-0-	3,000	15,000
Mineral property exploration	199,284	84,870	300,070
Office and administration	54,448	20,973	96,448
Professional services	28,485	13,077	63,822
Loss from Operations	(531,394)	(221,097)	(892,088)
Settlement of debt	-0-	8,593	8,593
Net Income (Loss)	$(531,394)	$(212,504)	$(883,495)

BALANCE SHEET DATA
Total Assets	$14,160	$176,453
Total Liabilities	329,737	60,636
Stockholders Equity (Deficit)	$(315,577)	$115,817

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 7, 2005) to fiscal year ended March 31, 2009, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008.

Our net loss for fiscal year ended March 31, 2009 was ($531,394) compared to a net loss of ($212,504) during fiscal year ended March 31, 2008 (an increase of $318,890). During fiscal years ended March 31, 2009 and 2008, we did not generate any revenue.

During fiscal year ended March 31, 2009, we incurred operating expenses of approximately $531,394 compared to $221,097 incurred during fiscal year ended March 31, 2008 (an increase of $310,297). These operating expenses incurred during fiscal year ended March 31, 2009 consisted of: (i) consulting of $191,452 (2008: $61,799); (ii) depreciation of $230 (2008: $92); (iii) interest of $5,999 (2008: $-0-); (iv) impairment of mineral properties of $15,347 (2008: $-0-); (v) legal of $36,149 (2008: $37,286); (vi) management fees of $-0- (2008: $3,000); (vii) mineral property exploration of $199,284 (2008: $84,870); (viii) office and administration of $54,488 (2008: $20,973); and (ix) professional services of $28,485 (2008: $13,077).

Operating expenses incurred during fiscal year ended March 31, 2009 compared to fiscal year ended March 31, 2008 increased primarily due to the increase of consulting and mineral property exploration fees associated with the increased scope and scale of our exploration operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Operating expenses incurred during fiscal year ended March 31, 2008 were offset by $8,593 (2009: $-0-) due to settlement of debt.

Thus, our net loss during fiscal year ended March 31, 2009 was ($531,394) or ($0.01) per share compared to a net loss of ($212,504) or ($0.00) per share during fiscal year ended March 31, 2008. The weighted average number of shares outstanding was 78,296,574 for fiscal year ended March 31, 2009 compared to 99,791,694 for fiscal year ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended March 31, 2009

As at fiscal year ended March 31, 2009, our current assets were $4,595 and our current liabilities were $329,737, which resulted in a working capital deficit of ($325,142). As at fiscal year ended March 31, 2009, current assets were comprised of: (i) cash in the amount of $2,159; and (ii) receivables in the amount of $2,436. As at fiscal year ended March 31, 2009, current liabilities were comprised of: (i) $135,296 in accounts payable and accrued liabilities; (ii) $154,868 in promissory notes inclusive of accrued interest; and (iii) $39,573 due to related parties.

As at March 31, 2009, our total assets were $14,160 comprised of: (i) current assets of $4,595; (ii) mineral properties at cost of $8,797; and (iii) equipment, net of depreciation of $768. The decrease in total assets during fiscal year ended March 31, 2009 from fiscal year ended March 31, 2008 was primarily due to a decrease in cash and a decrease in the value of mineral properties net of impairments.

As at March 31, 2009, our total liabilities were $329,737 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended March 31, 2009 from fiscal year ended March 31, 2008 was primarily due to an increase in accounts payable and accrued liabilities, and an increase in promissory notes and amounts due to related parties.

Stockholders’ equity (deficit) decreased from $115,817 for fiscal year ended March 31, 2008 to ($315,577) for fiscal year ended March 31, 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended March 31, 2009, net cash flows used in operating activities was ($422,651), consisting primarily of a net loss of ($531,394). Net cash flows used in operating activities was adjusted by items not requiring the use of cash: (i) $230 in depreciation; (ii) $5,868 in accrued interest; and (iii) $15,347 in impairment of mineral properties. Net Cash flows used in operating activities was further changed by $621 in receivables and $86,677 in accounts payable and accrued liabilities.

For fiscal year ended March 31, 2008, net cash flows used in operating activities was ($206,361), consisting primarily of a net loss of ($212,504). Net cash flows used in operating activities was adjusted by items not requiring the use of cash: (i) $92 in depreciation; and (ii) settlement of debt of ($8,593). Net cash flows used in operating activities was further changed by: (i) receivables of ($3,057); and (ii) $17,701 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For fiscal year ended March 31, 2009, net cash flows used in investing activities was $-0-. For fiscal year ended March 31, 2008, net cash flows used in investing activities was ($24,144) in acquisition of mineral properties.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended March 31, 2009, net cash flows provided from financing activities was $276,556 compared to $378,635 for fiscal year ended March 31, 2008. Cash flows from financing activities for fiscal year ended March 31, 2009 consisted of: (i) $100,000 in proceeds on sale of common stock; (ii) $27,556 in advances from related party; and (iii) $149,000 in promissory notes. Cash flows from financing activities for fiscal year ended March 31, 2008 consisted of $366,618 in proceeds on sale of common stock and $12,017 in advances from a related party.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) mineral property exploration; (ii) possible exploratory drilling initiatives on current and future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict or negate our business operations.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION - continued

PLAN OF OPERATION AND FUNDING - continued

We anticipate expenditures as follows during the next phase of exploration and development of our Elkhorn property subject to the availability of adequate funding yet to be obtained.

Elkhorn Property	Budgeted Expense
Land acquisition and maintenance	$30,000
Personnel and travel	100,000
Consultants	30,000
Drilling 5,000 feet at 60 foot (4 DDH)	300,000
Road and drillsite preparations	20,000
Engineering, surveying	15,000
Assaying (500 samples at 50 foot intervals)	25,000
Contingency and unallocated	78,000
Elkhorn Property Total:	598,000

We will have to raise additional funding in order to conduct any such phase two work programs outlined above and budgeted expenditures relating to the Elkhorn property as well as ongoing general and administrative expenses and those required costs related to the Property relating to the Agreement.

We estimate that our total expenditures over the next twelve months could be approximately $900,000 to $1,500,000. Possible future acquisition targets are also unbudgeted.

Advances and further private placements are expected to be adequate to fund our operations over the next six months. However, we will require financing to enable us to complete our exploration programs, and to pay for our general and administrative expenses for the next 12 months.

During the twelve month period following the date of this Annual Report, we anticipate that we will not generate any revenue. Accordingly, we anticipate that we will be required to obtain financing in order to complete our plan of operations during the next twelve months. We believe that debt financing will not be an alternative for us as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue exploration of our exploration prospects and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our prospects. If we do not continue to obtain financing, we will be forced to abandon our exploration prospects and our plan of operations will fail.

We may consider entering into a joint venture arrangement to provide the required funding to develop our current or future properties under consideration by management. We have undertaken preliminary efforts to locate a joint venture participant for our Elkhorn property. Even if we determined to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our prospect claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our prospect lease to the joint venture participant.

MATERIAL COMMITMENTS

As of the date of this Annual Report, and other than our obligations to be incurred under the Agreement and the Assignment Agreement, we do not have any material commitments other than as described below.

Promissory Notes

On May 27, 2008, we issued a promissory in the principal amount of $50,000 due on August 26, 2008. The note is unsecured and bears interest at the rate of 7%. The promissory note was not paid on August 26, 2008, therefore, the note continues to accrue interest at the rate of 7% per annum. During fiscal year ended March 31, 2009, interest of $2,886 was accrued.

On September 12, 2008, we issued a promissory note in the principal amount of $20,000 due within 190 days from the date of issuance. The promissory note is unsecured and bears interest at the rate of 8% per annum. During fiscal year ended March 31, 2009, interest of $881 was accrued.

On November 20, 2008, we issued a promissory note in the principal amount of $4,000 due within six months from the date of issuance. The promissory note is unsecured and bears interest at the rate of 8% per annum. During fiscal year ended March 31, 2009, interest of $145 was accrued.

On December 3, 2008, we issued a promissory note to one of our significant shareholders in the principal amount of $75,000 due on June 4, 2009. The note is unsecured with interest at the annual rate of 8%. During fiscal year ended March 31, 2009, interest of $1,956 was accrued.

On June 10, 2009, we issued a promissory note to one of our significant shareholders in the principal amount of $40,000 due on December 16, 2009. The note is unsecured with interest at the annual rate of 8%.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION - continued

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2009 and March 31, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued FAS No. 165 “Subsequent Events” (“FAS 165”). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 is not expected to have a material impact on our consolidated results of operations and financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 is not anticipated to have any effect on our financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  It is not expected that this Statement will result in a change in current practice. However, it provides for transition provisions in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. This standard is not expected to have a significant effect on our reported financial position or results of operations.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. This standard is not expected to have a significant effect on our  reported financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 should have no effect on our financial position and results of operations.

In March 2008, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Silica Resources Corporation
(An Exploration Stage Company)

FINANCIAL STATEMENTS

March 31, 2009

Index

Report of Independent Registered Public Accounting Firm Dated June 16, 2009	F-1

Balance Sheets as at March 31, 2009 and March 31, 2008	F-2

Statements of Operations for Fiscal Years Ended March 31, 2009 and March 31, 2008 and for the Period From October 7, 2005 (Inception) to March 31, 2009	F-3

Statements of Cash Flows for the Fiscal Years Ended March 31, 2009 and March 31, 2008 and for the Period From October 7, 2005 (Inception) to March 31, 2009	F-4

Statement of Stockholders’ Equity	F-5

Notes to the Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Silica Resources Corporation:

We have audited the accompanying balance sheets of Silica Resources Corporation (an exploration stage company) as of March 31, 2009 and 2008 and the statements of operations, cash flows and stockholders’ equity for the years ended March 31, 2009 and 2008 and the period from October 7, 2005 (date of inception) through March 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Silica Resources Corporation as of March 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended March 31, 2009 and 2008, and the period from October 7, 2005 (date of inception) through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

"DMCL"
Dale Matheson Carr-Hilton LaBonte LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
June 16, 2009

Silica Resources Corporation
(An Exploration Stage Company)
Balance Sheets

	March 31, 2009 $	March 31, 2008 $
ASSETS

Current Assets

Cash	2,159	148,254
Receivables (Note 3)	2,436	3,057

	4,595	151,311

Mineral properties (Note 4)	8,797	24,144

Equipment, net of depreciation	768	998

Total Assets	14,160	176,453

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	135,296	48,619
Promissory notes (Notes 9)	154,868	-
Due to related parties (Note 6)	39,573	12,017

Total Liabilities	329,737	60,636

Stockholders’ Equity (Deficit)

Capital stock (Note 5) Authorized: 2,000,000,000 common shares, $0.001 par value Issued and outstanding: 72,755,800 shares (March 31, 2008 – 100,800,000 shares)	72,756	100,800

Warrants (Note 5)	61,235	48,532

Additional paid in capital	433,927	318,586

Deficit accumulated during the exploration stage	(883,495)	(352,101)

Total Stockholders’ Equity (Deficit)	(315,577)	115,817

Total Liabilities and Stockholders’ Equity	14,160	176,453

Contingency (Note 1)
Commitments (Notes 4 and 8)
Subsequent event (Note 10)

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Operations

	For the Year Ended March 31,	For the Year Ended March 31,	Accumulated From October 7, 2005 (Date of Inception) to March 31,
	2009	2008	2009
	$	$	$

Expenses

Consulting	191,452	61,799	254,251
Depreciation	230	92	460
Interest	5,999	-	5,999
Impairment of properties (Note 4)	15,347	-	15,347
Legal	36,149	37,286	140,691
Management fees	-	3,000	15,000
Mineral property exploration (Note 6)	199,284	84,870	300,070
Office and administration	54,448	20,973	96,448
Professional services	28,485	13,077	63,822

Loss from operations	(531,394)	(221,097)	(892,088)

Other items:
Settlement of debt (Note 6)	-	8,593	8,593

Net loss	(531,394)	(212,504)	(883,495)

Basic and diluted loss per share	(0.01)	(0.00)

Weighted average number of shares outstanding – basic and diluted	78,296,574	99,791,694

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended March 31,	For the Year Ended March 31,	Accumulated From October 7, 2005 (Date of Inception) to March 31,
	2009	2008	2009
	$	$	$

Operating Activities

Net loss	(531,394)	(212,504)	(883,495)

Items not requiring the use of cash
Depreciation	230	92	460
Interest accrued	5,868	-	5,868
Mineral property costs	-	-	300
Impairment of mineral properties	15,347	-	15,347
Settlement of debt	-	(8,593)	(8,593)
Changes in operating assets and liabilities
Receivables	621	(3,057)	(2,436)
Accounts payable and accrued liabilities	86,677	17,701	143,889

Net Cash Used in Operating Activities	(422,651)	(206,361)	(728,660)

Investing Activities

Acquisition of mineral properties	-	(24,144)	(24,144)
Acquisition of office equipment	-	-	(1,228)
Net Cash Used in Investing Activities	-	(24,144)	(25,372)

Financing Activities

Proceeds on sale of common stock	100,000	366,618	567,618
Advances from related party	27,556	12,017	39,573
Promissory notes	149,000	-	149,000

Net Cash Provided by Financing Activities	276,556	378,635	756,191

Increase (Decrease) in Cash	(146,095)	148,130	2,159

Cash – Beginning	148,254	124	-

Cash – End	2,159	148,254	2,159

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statement of Stockholders' Equity
October 7, 2005 (Date of Inception) to March 31, 2009

										Deficit Accumulated
	Common Shares									during the
	Number	Par Value		Additional Paid-in Capital		Common Share Subscription		Warrants		Exploration Stage	Total
		$		$		$		$		$	$
Balance, October 7, 2005,	-		-		-		-		-	-		-

Capital stock issued for cash:
– February 2006 at $0.00005 per share	60,000,000		60,000		(57,000)		-		-	-		3,000
– February 2006 at $0.0025 per share	24,000,000		24,000		36,000		-		-	-		60,000
– March 2006 at $0.0025 per share	6,400,000		6,400		9,600		-		-	-		16,000
Capital stock issued for mineral property:
– March 15, 2006 at $0.0025 per share (Note 4)	120,000		120		180		-		-	-		300

Capital stock subscription	-		-		-		(2,000)		-	-		(2,000)

Net loss	-		-		-		-		-	(12,280)		(12,280)

Balance, March 31, 2006	90,520,000		90,520		(11,220)		(2,000)		-	(12,280)		65,020

Capital stock issued for cash:
– June 2006 at $0.0025 per share	8,000,000		8,000		12,000		-		-	-		20,000
– September 2006 at $0.0025 per share	800,000		800		1,200		-		-	-		2,000

Capital stock subscription	-		-		-		2,000		-	-		2,000

Net loss	-		-		-		-		-	(127,317)		(127,317)

Balance, March 31, 2007	99,320,000		99,320		1,980		-		-	(139,597)		(38,297)

Capital stock issued for cash:
– November 2007 to January 2008 at $0.25 per share	1,480,000		1,480		319,988		-		48,532	-		370,000

Issue cost - legal	-		-		(3,382)		-		-	-		(3,382)

Net loss	-		-		-		-		-	(212,504)		(212,504)

Balance, March 31, 2008	100,800,000		100,800		318,586		-		48,532	(352,101)		115,817

Capital stock issued for cash:
– June 3, 2008 at $0.25 per share	400,000		400		86,897				12,703	-		100,000

Shares cancelled	(28,444,200)		(28,444)		28,444		-		-	-		-

Net loss	-		-		-		-		-	(531,394)		(531,394)

Balance, March 31, 2009	72,755,800		72,756		433,927		-		61,235	(883,495)		(315,577)

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Note to the Financial Statements
March 31, 2009

Note 1
Nature of Operations and Basis of Presentation

Silica Resources Corporation (the "Company") was incorporated in the State of Nevada on October 7, 2005, and is in the exploration stage. The Company has acquired a mineral property located in the Yukon Territory, Canada, as well as certain other properties in the United States and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of each property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under property agreements, completion of the development of the property, and upon future profitable production of proceeds from the sale thereof.

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $325,142 as at March 31, 2009 ($90,675 – March 31, 2008) and has incurred losses since inception resulting in an accumulated deficit of $883,495 as at March 31, 2009 ($352,101 – March 31, 2008) and has overdue promissory notes of $154,868 as at March 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and ultimately generating profitable operations in the future. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and private placement of common stock.

Note 2
Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and its characterization of the Company as a development stage enterprise.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

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

Silica Resources Corporation
(An Exploration Stage Company)
Note to the Financial Statements
March 31, 2009

Note 2
Summary of Significant Accounting Policies - continued

Equipment

Equipment consists of office equipment and is recorded at cost. Equipment is depreciated on a declining balance basis at 20% per year over the respective life.

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

Financial Instruments

In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, receivables, accounts payable and promissory notes approximate their fair values due to the short-term maturity of these instruments. The fair value of the amounts due to related parties is not determinable as they have no specific repayment terms.

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

Silica Resources Corporation
(An Exploration Stage Company)
Note to the Financial Statements
March 31, 2009

Note 2
Summary of Significant Accounting Policies - continued

Income Taxes - continued

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 has not have a material impact to the financial statements.

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

Stock-based Compensation

The Company has adopted the requirements of SFAS No. 123R for the period ending on March 31, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. As at March 31, 2009, the Company has not granted any stock options and, therefore has not recognized any stock based compensation expense.

Recent Accounting Pronouncements

In June 2009, the FASB issued FAS No. 165 “Subsequent Events” (“FAS 165”). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 is not expected to have a material impact on the Company’s results of operations and financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 is not anticipated to have any effect on the Company’s financial position, statements of operations, or cash flows at this time.

Silica Resources Corporation
(An Exploration Stage Company)
Note to the Financial Statements
March 31, 2009

Note 2
Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements - continued

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

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

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

In March 2008, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

Note 3	Receivables The Company had Goods and Services Tax receivable of $2,436 at March 31, 2009 (March 31, 2008 – $3,057) from the Government of Canada.

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

The Company has no intention to pursue the property in the future and no future work and payment will be spent on the property.

Silica Resources Corporation
(An Exploration Stage Company)
Note to the Financial Statements
March 31, 2009

Note 4
Mineral Properties - continued

United States

Elkhorn property

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

In order to exercise its Option, the Company was obligated to provide the following consideration to the Vendors in the following manner:

Affiliate Share Transfer:  the Company caused a founding shareholder of the Company to sell an aggregate of 2,000,000 formerly issued and outstanding post-forward split common shares to the Vendors at a purchase price of U.S. $0.001 per share; and

Maintenance Payments:  the Company will pay to the Vendors behalf, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing.

During the year ended March 31, 2008, the Company paid $85,000 to Major Ventures LLC, of which $4,900 for geologists’ fees spent on the acquired properties were recorded as acquisition of mineral properties, and the remaining was administration expenditures which were expensed as exploration costs.

During the year ended March 31, 2008, $19,244 for legal fees related to the acquisition of the properties were capitalized as acquisition costs of mineral properties.

On March 27, 2008 the Company completed the acquisition requirements under the Agreement and exercised the Option thereby acquiring an undivided 100% legal, beneficial and registerable interest in and to the mineral property interests comprising the Property.

As of August 31, 2008, the Company decided to allow the leases on the Roaring River and Ramey Creek properties to lapse without renewal. The Company has impaired lapsed mineral properties by $15,347 during the year ended March 31, 2009 on the basis of net acres abandoned.

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

On June 3, 2008, the Company issued to private placement subscribers an aggregate of 400,000 units of securities at a price of $0.25 per unit with each unit comprised of one common share and one share purchase warrant entitling the purchaser to purchase one common share at $0.35 per share for a two year term from the date of issue for gross proceeds of $100,000.  No issuance costs were paid in connection with the transaction. The fair value of the warrants of $12,703 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 3.55%, a dividend yield of 0%, and an expected volatility of 40%.

On June 11, 2008, an aggregate of 28,444,200 common shares of the Company held by former officers and directors of the Company were cancelled and returned to treasury for no consideration as part of restructuring the Company.  No value was attributed to the transaction on the basis of prior negotiations.

At March 31, 2009, there were no outstanding stock options.

Silica Resources Corporation
(An Exploration Stage Company)
Note to the Financial Statements
March 31, 2009

Note 5	Capital Stock - continued Stock Purchase Warrants Warrant transactions and the number of warrants outstanding at March 31, 2009 summarized as follows:

	Year ended March 31, 2009			Year ended March 31, 2008
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years
Balance, Beginning	1,480,000	$0.35	1.83	-	$-	-
Granted in the Year	400,000	0.35	2.00	1,480,000	0.35	2.00
Balance, End	1,880,000	$0.35	0.79	1,480,000	$0.35	1.83

Note 6
Related Party Transactions

During the year ended March 31, 2009 a former President of the Company has forgiven $nil (March 31, 2008 - $8,593) balance due to him relating to a prior period.

During the year ended March 31 2009, the Company incurred $nil (March 31, 2008 - $3,000) for management fees to the Company’s former President.

As at March 31, 2009 the Company owed $12,017 (March 31, 2008 - $12,017) for expense reimbursements to a company with a director in common.

As at March 31, 2009, the Company owed $26,000 (March 31, 2008 - $nil) in fees for mineral property exploration services rendered and $1,556 (March 31, 2008 - $nil) in related expenses to a director and officer of the Company. The Company paid this director and officer an aggregate of $36,500 (March 31, 2008 - $10,000) and $6,196 (March 31, 2008 - $nil) for mineral property exploration services and reimbursed expenses respectively.

The above transactions have been recorded at exchange amount which is the amount of consideration established and agreed to by the related parties.

Note 7	Income Taxes The significant components of the Company's statutory and effective tax rate and deferred tax assets are as follows:

	2009	2008

Net loss	$(531,394)	$(212,504)
Statutory tax rate	30.0%	30.0%
Effective tax rate	-	-

Expected tax recovery	159,400	63,800
Increase (decrease) resulting from:
Change in valuation allowance	(159,400)	(63,800)

Net provision for taxes	$-	$-

There were no significant temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $598,000 at March 31, 2009 ($259,800 – 2008) and the excess of mineral properties capitalized for tax purposes over carrying value of approximately $285,700 at March 31, 2009 ($92,700 – 2008), both of which may be available to reduce future year's taxable income. The net operating loss carryforwards will expire, if not utilized, commencing in 2026. Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.  The significant components of deferred income tax assets and liabilities are as follows:

Silica Resources Corporation
(An Exploration Stage Company)
Note to the Financial Statements
March 31, 2009

Note 7	Income Taxes - continued

	2009	2008

Deferred income tax assets:

Net operating loss carryforward	$179,500	$77,900

Mineral properties and equipment	85,600	27,800

Total deferred tax assets	265,100	105,700

Less: valuation allowance	(265,100)	(105,700)

Net deferred income tax asset	-	-

Note 8
Commitments

On February 1, 2008, the Company signed a consulting and professional services agreement to provide geological, exploration and consulting services for a daily fee of $600.  The Agreement commenced on February 1, 2008 to January 31, 2009 and is renewable on a yearly basis.

On February 1, 2008, the Company signed a consulting and professional services agreement with a director of the Company to provide geological, exploration and consulting services for a daily fee of $500 with a minimum of 10 days per month.  The Agreement commenced on February 1, 2008 to January 31, 2009 and is renewable on a yearly basis.

Note 9
Promissory Notes

On May 27, 2008, the Company signed a promissory note, with a company that is a significant shareholder, due on August 26, 2008 in the amount of $50,000, unsecured with annual interest of 7%.  Interest of $2,886 was accrued during the period ended March 31, 2009.  The note was not repaid on its due date.  The note is due on demand and continues to accrue interest at its originally stated terms.

On September 12, 2008, the Company issued a promissory note in the amount of $20,000, unsecured, due and payable with accumulated interest within 190 days and bears interest of 8% per annum.  Interest of $881 was accrued during the period ended March 31, 2009. The note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms.

On November 20, 2008, the Company issued a promissory note in the amount of $4,000, unsecured, due and payable with accumulated interest within 6 months and bears interest of 10% per annum. Interest of $145 was accrued during the year ended March 31, 2009. The note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms.

On December 3, 2008, the Company issued a promissory note, to a company that is a significant shareholder, due June 4, 2009 in the amount of $75,000, unsecured with annual interest of 8%.  Interest of $1,956 was accrued during the period ended March 31, 2009.  The note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms.

Note 10
Subsequent event

On June 16, 2009, the Company issued a promissory note in the amount of $40,000 with a company that is a significant shareholder. The note is due on December 16, 2009, is unsecured, and bears interest at 8% per annum.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent accountant from inception to current date is Dale Matheson Car-Hilton and Labonte LLP, Chartered Accountants (“DMCL”), Suite 1500, 1140 West Pender, Vancouver, British Columbia, Canada V6E 4G1.  The report of DMCL on our financial statements for fiscal year ended March 31, 2009 and March 31, 2008 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During fiscal year ended March 31, 2009, there were no disagreements between us and DMCL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference thereto in its report on our audited financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of March 31, 2009, the end of our fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of the Company’s current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

Evaluation of Internal Controls and Procedures Over Financial Reporting

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

As of March 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were somewhat effective but not by all criteria utilized.  Therefore conclusions were that internal control over financial reporting was not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. To some degree however, a mitigating factor was the minor scale of operations that did not warrant a more elaborate system to reduce risks further.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under COSO and SEC rules were:

(1)
lack of a functioning audit committee for much of the year and lack of a majority of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2)	inadequate segregation of duties consistent with control objectives;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

(4)
infrequent ongoing monitoring and a lack of separate evaluations is mitigated by the small scale and scope of operations, however, an effective monitoring and evaluative system is deemed necessary for corporate integrity.

ITEM 9A. CONTROLS AND PROCEDURES - continued

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES - continued

The aforementioned material weaknesses were identified by the Company's Chief Executive Officer / Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2009 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results due to the Company’s current scale and scope of operations. However, management believes that the lack of a formal audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we intend to create control situations resulting in the segregation of duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a formal audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. These procedures coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during fiscal year ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Audit Committee

Our Board of Directors has not established an audit committee.  The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2010. When established, the audit committee's primary function will be to provide advice with respect our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 9A(T)

Not applicable.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Gerry Jardine	58	President/Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer, Principal Accounting Officer and a Director
Richard W. Thomssen	76	Vice President of Exploration and a Director
Paul D. Brock	45	Director

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

Gerry Jardine has been our President/Chief Executive Officer and a director since January 31, 2008 and our Secretary/Treasurer, Chief Financial Officer and Principal Accounting Officer since June 11, 2008. Mr. Jardine is a member of the Investor Relations team at Sweetwater Capital, and also acts as a director of Valcent Products Inc., a green technologies company. Mr. Jardine was president and chief executive officer and a director of New Pacific Ventures from 2001 to 2006. From 1999 to 2004, he was the secretary/treasurer and a director of Prefco Enterprises Inc., a public Canadian construction/development company. From 1989 to 2003, Mr. Jardine was the president and chief executive officer and a director of Truax Venture Corporation, a Canadian public exploration company. Additionally, from 1996 to 2003, Mr. Jardine was the president of Amcan Fiscal Consultants Inc., a private consulting company. From 1986 to 1997, Mr. Jardine was the president and chief executive officer and a director of PowerTech Industries Inc., a Canadian public company involved in the manufacture and sales of HVAC equipment. Over the past twenty-three years, Mr. Jardine has also served as a director to more than half a dozen other companies, mainly operating in resource industries.

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

Paul D. Brock has been a member of our board of directors since May 3, 2007.  Mr. Brock is a management consultant and currently the president of Bent International Inc., a private company engaged in International Business and Trade consulting.  Mr. Brock served as President of VendTek Systems Inc. from December 1988 to June 2006.  He resigned as Chairman of VendTek in 2008 and remains a director of VendTek today.   Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program and a graduate of Simon Fraser University’s Executive Management Development Program.  Mr. Brock is a professionally accredited director with the Canadian Institute of Charters Secretaries and Administrators (ICSA) and a member in good standing of the professional association of the Applied Science Technologists of British Columbia since 1998. In addition, Mr. Brock is a director of Power Air Corporation, Zoro Mining Corp., and Omnicity Corp. which are reporting companies under the Exchange Act.

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established an audit committee, a compensation committee, nor a nominating committee. However, we intend within the next fiscal quarter to establish such committees and adopt and authorize certain corporate governance policies and documentation.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers during fiscal years ended March 31, 2009, 2008 and 2007 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)
Jamie Oei, prior	2007	-0-	-0-	-0-	-0-	---	---	---	-0-
President and CEO (1)	2008	$3,000	-0-	-0-	-0-	---	---	---	$3,000

Gerry Jardine, current President and CEO	2009	-0-	-0-	-0-	-0-	---	---	---	-0-

(1)
Jamie Oei resigned as our President/Chief Executive Office effective as of January 31, 2008. During fiscal year ended March 31, 2008, we incurred and paid $3,000 in management fees to Mr. Oei.  During fiscal year ended march 31, 2008, Mr. Oei forgave an aggregate $8,593 due and owing relating to services previously rendered.

(2)
Gerry Jardine was appointed as our President/Chief Executive Officer effective as of January 31, 2008 and as our Secretary/Treasurer, Chief Accounting Officer and Principal Accounting Officer effective as of June 11, 2008.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED MARCH 31, 2009

The following table sets forth information as at March 31, 2009 relating to Stock Options that have been granted to the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jamie Oei, prior President/CEO	-0-	-0-	-0-			-0-	-0-	-0-	-0-

Gerry Jardine, current President and CEO	-0-	-0-	-0-			-0-	-0-	-0-	-0-

ITEM 11. EXECUTIVE COMPENSATION - continued

The following table sets forth information relating to compensation paid to our directors during fiscal year ended March 31, 2009, 2008 and 2007:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jamie Oei (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robert Skelly (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Lee Borschowa (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Karl Gruber (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Paul D. Brock	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gerry Jardine	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Richard Thomssen	See (4)	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Oei resigned as a member of the Board of Directors effective January 31, 2008.
(2)	Messrs. Skelly and Gruber resigned as members of the Board of Directors effective June 11, 2008.
(3)	Mr. Borschowa resigned as a member of the Board of Directors effective October 17, 2008.
(4)
Mr. Thomssen was paid $51,500 in accordance with consulting and mineral property exploration services rendered to us during fiscal year ended March 31, 2009. As at March 31, 2009, we owed $26,000 to Mr. Thomssen.

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have entered into a consulting and professional services agreement with our Vice President of Exploration and one of our directors, Richard Thomssen (the “Consulting Agreement”). See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Vice President of Exploration

Effective February 1, 2008, our Board of Directors approved and authorized the execution of the Consulting Agreement with our Vice President of Exploration and one of our directors, Richard Thomssen. In accordance with the terms and provisions of the Consulting Agreement: (i) Mr. Thomssen shall perform any such services as required in his executive capacity as our Vice President of Exploration, including mineral exploration services; and (ii) we shall pay to Mr. Thomssen a daily fee of $500 with a minimum of ten days per month.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:

Agosto Corporation Limited Catherine E. Christopher Building Wickhams Cay 1, Road Town Tortola, British Virgin Islands	7,073,500(2)	9.63%

Pinetree Capital Ltd. 130 King Street West Suite 2500 Toronto, Ontario Canada M5X 1A9	20,176,900 (3)	27.36%

Woodburn Holdings Ltd. 885 Pyrford Road, West Vancouver, B.C. Canada V7S2A2	7,209,725	9.91%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

West Peak Ventures of Canada Ltd. 1000 – 789 West Pender Street Vancouver, British Columbia Canada V6C 1H2	7,169,225	9.85%

Sweetwater Capital Corp. 1010 – 789 West Pender Street Vancouver, British Columbia Canada V6C 1H2	6,414,850	8.82%

Gerry Jardine 1100 Hamilton Street, Suite 306 Vancouver, British Columbia Canada V6B 2S2	-0-	0%

Richard Thomssen 1100 Hamilton Street, Suite 306 Vancouver, British Columbia Canada V6B 2S2	1,000,000	1.37%

Paul D. Brock 1100 Hamilton Street, Suite 306 Vancouver, British Columbia Canada V6B 2S2	-0-	0%

All executive officers and directors as a group (3 persons)	1,000,000	1.37%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended March 31, 2009.

EMPLOYMENT ARRANGEMENTS

As of the date of this Annual Report, we have agreed to pay certain of our executive officers and directors compensation for services rendered as follows:

Vice President of Exploration

Effective February 1, 2008 for a one year term, our Board of Directors approved and authorized the execution of the Consulting Agreement with our Vice President of Exploration and one of our directors, Richard Thomssen. In accordance with the terms and provisions of the Consulting Agreement: (i) Mr. Thomssen shall perform any such services as required in his executive capacity as our Vice President of Exploration, including mineral exploration services; and (ii) we shall pay to Mr. Thomssen a daily fee of $500 with a minimum of ten days per month. Although the consulting agreement was not renewed after expiry of its original term, and consulting affilaition continues with Mr. Thomssen providing services on an as required basis.

ITEM 14. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document

3.1	Articles of Incorporation (1)

3.1.2	Certificate of Change (2)

3.2	Bylaws (1)

10.1	Seed Capital Unit Private Placement Subscription Agreement (1)

10.2	Placer Leases Acquisition Agreement (1)

10.3	Mineral Property Acquisition Agreement (3)

10.5	Letter Agreement dated May 25, 2007 and Addendum to Letter Agreement dated May 25, 2008 (4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on July 14, 2006.

(2)	Incorporated by reference from Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007.

(3)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on January 20, 2008.

(4)	Incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on June 30, 2008.

ITEM 15. PRINCIPAL ACCOUNTING FEES AND SERVICES

We incurred approximately $29,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended March 31, 2009, and for the review of our financial statements for the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008.

We incurred approximately $24,070 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended March 31, 2008 and for the review of our financial statements for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007.

We incurred approximately $2,000 for tax related services for the year ended March 31, 2009.

We incurred approximately $2,000 for tax related services for the year ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICA RESOURCES CORPORATION

Dated: June 29, 2009	By:	/s/ GERRY JARDINE
Gerry Jardine, President/Chief
Executive Officer

Dated: June 29, 2009	By:	/s/ GERRY JARDINE
Gerry Jardine, Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2009	By:	/s/ GERRY JARDINE
Director

Dated: June 29, 2009	By:	/s/ PAUL D. BROCK
Director

Dated: June 29, 2009	By:	/s/ RICHARD W. THOMSSEN
Director