Form 10-Q
period 2009-06-30
SILICA RESOURCES CORP
filed 2009-08-14
CIK 1368505

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission File No. 000-52169

Silica Resources Corporation
(Name of small business issuer in its charter)

Nevada	71-0090401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 11, 2009
Common Stock, $0.001	72,755,800

SILICA RESOURCES CORPORATION

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Silica Resources Corporation
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2009

(unaudited)

Silica Resources Corporation
(An Exploration Stage Company)
Balance Sheets

	June 30, 2009 $ (Unaudited)	March 31, 2009 $ (Audited)
ASSETS

Current Assets

Cash	13,705	2,159
Receivables (Note 3)	4,029	2,436

	17,734	4,595

Mineral Properties (Note 4)	5,217	8,797

Equipment, net of depreciation	729	768

Total Assets	23,680	14,160

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities

Accounts payable and accrued liabilities	144,645	135,296
Promissory notes (Note 7)	197,787	154,868
Due to related parties (Note 6)	53,017	39,573

Total Liabilities	395,449	329,737

Stockholders’ Equity (Deficiency)

Capital stock (Note 5) Authorized: 2,000,000,000 common shares, $0.001 par value Issued and outstanding: 72,755,800 shares (June 30, 2008 – 72,755,800 shares)	72,756	72,756

Warrants (Note 5)	61,235	61,235

Additional paid in capital	433,927	433,927

Deficit accumulated during the exploration stage	(939,687)	(883,495)

Total Stockholders’ Equity (Deficiency)	(371,769)	(315,577)

Total Liabilities and Stockholders’ Equity (Deficiency)	23,680	14,160

Contingency (Note 1)

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	Accumulated From October 7, 2005 (Date of Inception) to June 30 ,
	2009	2008	2009
	$	$	$

Expenses

Depreciation	38	100	498
Interest	1,968	296	7,967
Consulting	20,573	52,907	274,824
Legal	4,739	11,104	145,430
Management fees	-	-	15,000
Mineral property exploration	-	34,578	300,070
Impairment of properties (Note 4)	3,580		18,927
Office and administration	9,294	28,344	105,742
Professional services	16,000	-	79,822

Loss from operations	(56,192)	(127,329)	(948,280)

Settlement of debt	-	-	8,593

Net loss for the period	(56,192)	(127,329)	(939,687)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding – basic and diluted	72,755,800	94,979,782

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	Accumulated From October 7, 2005 (Date of Inception) to June 30 ,
	2009	2008	2009
	$	$	$

Operating Activities
Net loss	(56,192)	(127,329)	(939,687)

Items not requiring the use of cash
Depreciation	39	100	499
Interest	1,763	296	7,631
Mineral property costs	-	-	300
Impairment of mineral properties	3,580	-	18,927
Settlement of debt	-	-	(8,593)

Changes in operating assets and liabilities
Receivables	(1,593)	(1,412)	(4,029)
Accounts payable and accrued liabilities	9,349	(20,420)	153,238

Net Cash Used in Operating Activities	(43,054)	(148,765)	(771,714)

Investing Activities
Acquisition of mineral properties	-	-	(24,144)
Acquisition of office equipment	-	-	(1,228)
Net Cash Used in Investing Activities	--	-	(25,372)

Financing Activities
Proceeds on sale of common stock	-	100,000	567,618
Due to related party	13,444	5,213	53,017
Promissory note	41,156	50,000	190,156

Net Cash Provided by Financing Activities	54,600	155,213	810,791

Increase in Cash	11,546	6,448	13,705

Cash – Beginning of Period	2,159	148,254	-

Cash – End of Period	13,705	154,702	13,705

Supplemental Disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statement of Stockholders' Equity
October 7, 2005 (Date of Inception) to June 30, 2009

						Deficit Accumulated
	Common Shares		Additional Paid-in	Common Share		during the Exploration
	Number	Par Value	Capital	Subscription	Warrants	Stage	Total
		$	$	$	$	$	$
Balance, October 7, 2005	-	-	-	-	-	-	-

Capital stock issued for cash:
– February 2006 at $0.00005 per share	60,000,000	60,000	(57,000)	-	-	-	3,000
– February 2006 at $0.0025 per share	24,000,000	24,000	36,000	-	-	-	60,000
– March 2006 at $0.0025 per share	6,400,000	6,400	9,600	-	-	-	16,000
Capital stock issued for mineral property:
– March 15, 2006 at $0.0025 per share (Note 4)	120,000	120	180	-	-	-	300

Capital stock subscription	-	-	-	(2,000)	-	-	(2,000)

Net loss	-	-	-	-	-	(12,280)	(12,280)

Balance, March 31, 2006	90,520,000	90,520	(11,220)	(2,000)	-	(12,280)	65,020

Capital stock issued for cash:
– June 2006 at $0.0025 per share	8,000,000	8,000	12,000	-	-	-	20,000
– September 2006 at $0.0025 per share	800,000	800	1,200	-	-	-	2,000

Capital stock subscription	-	-	-	2,000	-	-	2,000

Net loss	-	-	-	-	-	(127,317)	(127,317)

Balance, March 31, 2007	99,320,000	99,320	1,980	-	-	(139,597)	(38,297)

Capital stock issued for cash:
– November 2007 to January 2008 at $0.25 per share	1,480,000	1,480	319,988	-	48,532	-	370,000

Issue cost - legal	-	-	(3,382)	-	-	-	(3,382)

Net loss	-	-	-	-	-	(212,504)	(212,504)

Balance, March 31, 2008	100,800,000	100,800	318,586	-	48,532	(352,101)	115,817

Capital stock issued for cash:
– June 3, 2008 at $0.25 per share	400,000	400	86,897	-	12,703	-	100,000

Shares cancelled	(28,444,200)	(28,444)	28,444	-	-	-	-

Net loss	-	-	-	-	-	(531,394)	(531,394)

Balance, March 31, 2009	72,755,800	72,756	433,927	-	61,235	(883,495)	(315,577)

Net loss	-	-	-	-	-	(56,192)	(56,192)

Balance, June 30, 2009	72,755,800	72,756	433,927	-	61,235	(939,687)	(371,769)

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Note to the Financial Statements
June 30, 2009 (unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $377,715 as at June 30, 2009 ($88,488 – June 30, 2008) and has incurred losses since inception resulting in an accumulated deficit of $939,687 as at June 30, 2009 ($479,430 – June 30, 2008) and has overdue promissory notes of $156,063 as at June 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and ultimately generating profitable operations in the future. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and private placement of common stock.

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
June 30, 2009

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

Silica Resources Corporation
(An Exploration Stage Company)
Note to the Financial Statements
June 30, 2009

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

Recent Accounting Pronouncements

In June 2009, the FASB issued FAS No. 165 “ Subsequent Events”  (“FAS 165”). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 is not expected to have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). Upon its adoption, the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Following SFAS 168, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. SFAS 168 will also modify the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

Note 3	Receivables The Company had Goods and Services Tax receivable of $4,029 at June 30, 2009 (June 30, 2008 – $4,469) from the Government of Canada.

Silica Resources Corporation
(An Exploration Stage Company)
Note to the Financial Statements
June 30, 2009

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

Effective on June 30, 2009, the Company decided to allow the 36 of the 86 total claims comprising the Elkhorn property to lapse without renewal.  The Company has impaired lapsed mineral properties by $3,580 during the three months ended June 30, 2009 on the basis of net acres abandoned.

Silica Resources Corporation
(An Exploration Stage Company)
Note to the Financial Statements
June 30, 2009

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

At June 30, 2009, there were no outstanding stock options.

Stock Purchase Warrants Warrant transactions and the number of warrants outstanding at March 31, 2009 and June 30, 2009 are summarized as follows:

	Year ended March 31, 2009			June 30, 2009
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years
Balance, Beginning	1,480,000	$0.35	1.83	1,880,000	$0.35	0.79
Granted in the Year	400,000	0.35	2.00	-	-	-
Balance, End	1,880,000	$0.35	0.79	1,880,000	$0.35	0.54

Note 6
Related Party Transactions

As at June 30, 2009 the Company owed $12,017 (June 30, 2008 - $12,017) for expense reimbursements to a company with a director in common.

As at June 30, 2009, the Company owed $41,000 (June 30, 2008 - $5,000) in fees for mineral property exploration services rendered and $Nil (June 30, 2008 - $213) in related expenses to a director and officer of the Company. The Company paid this director and officer an aggregate of $1,556 for reimbursed expenses during the three months ended June 30, 2009. No further mineral property exploration service fees or related expenses were incurred in the three months ended June 30, 2009 from this director and officer.

The above transactions have been recorded at exchange amount which is the amount of consideration established and agreed to by the related parties.

Note 7
Promissory Notes

On May 27, 2008, the Company signed a promissory note, with a company that is a significant shareholder, due on August 26, 2008 in the amount of $50,000, unsecured with annual interest of 7%.  Interest of $2,886 was accrued during the period ended March 31, 2009 and a further $923 during the three months ended June 30, 2009.  The note was not repaid on its due date.  The note is due on demand and continues to accrue interest at its originally stated terms.

On September 12, 2008, the Company issued a promissory note in the amount of $20,000, unsecured, due and payable with accumulated interest within 190 days and bears interest of 8% per annum.  Interest of $881 was accrued during the period ended March 31, 2009 and a further $416 during the three months ended June 30, 2009. The note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms.

On November 20, 2008, the Company issued a promissory note in the amount of $4,000, unsecured, due and payable with accumulated interest within 6 months and bears interest of 10% per annum. Interest of $145 was accrued during the year ended March 31, 2009 and a further $31 during the three months ended June 30, 2009. The note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms. On June 3, 2009, the Company issued a promissory note in the amount of $1,000 with this same shareholder. The note is due on June 3, 2010, is unsecured, and bears interest at 10% per annum.

On December 3, 2008, the Company issued a promissory note, to a company that is a significant shareholder, due June 4, 2009 in the amount of $75,000, unsecured with annual interest of 8% (`First Note`). The First note was not repaid on its due date. The First note is due on demand and continues to accrue interest at its originally stated terms.  On June 16, 2009, the Company issued a promissory note in the amount of $40,000 with this same shareholder (``Second Note``). The Second Note is due on December 16, 2009, is unsecured, and bears interest at 8% per annum. Interest of $1,956 was accrued during the period ended March 31, 2009 on the First Note and a further $385 accrued during the three months ended June 30, 2009 on both notes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Silica Resources Corporation was incorporated under the laws of the State of Nevada in October 7, 2005. We are engaged in the business of acquisition, exploration and development of mineral properties in the United States and Canada. We also plan to locate and acquire other precious or industrial mineral properties. As of the date of this Annual Report, and subject to the receipt of adequate funding, our main focus is the identification, acquisition, exploration and development of mineral properties, which has resulted in the acquisition of our interest in the properties discussed below.

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol “SRCN:BB”.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we", "our", "us”, "the Company", “the Corporation”, “Silica”, or "Silica Resources Corporation" refers to Silica Resources Corporation.

BUSINESS OPERATIONS

We are a resource exploration company currently engaged in the exploration and development of properties that we believe may contain valuable minerals for the purpose of discovering commercially viable mineral deposits. Our foundational group of assets consists of the properties located in Montana as more fully described below. We entered into an agreement with Major Ventures LLC, Elk Creek Corporation and Balbach Colorado Inc. (collectively, the "Vendors") to earn a 100% interest in the properties. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the property covered by the prospect lease, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the property, and there is no assurance that we will discover one.

MINERAL PROPERTIES

The location of our mineral properties is summarized as follows:

Location	Approximate Acreage
Elkhorn Property, Beaverhead County, Montana	920 acres

Sydney Creek Property, Yukon Territory, Canada	247 acres

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

The lease on the Elkhorn property remains in good standing and is paid through August 2009. As of the date of this Quarterly Report, we have decided to renew fifty (50) of the eighty-six (86) total claims based on identification of exploratory and geological work indicating core claims. Management has analyzed the market conditions and rising price for molybdenum and believes that such factors increase the potential value of these claims as an exploration target. We have decided to allow the other thirty-six (36) of the eighty-six (86) claims comprising the property to lapse without renewal. We have thus impaired lapsed mineral properties recorded of $3,580 during the three-month period ended June 30, 2009 on the basis of net acres abandoned.

As of the date of this Quarterly Report, we have commissioned a 43-101 report to be conducted on the Elkhorn claims by John Himer of Portland, Oregon. National Instrument 43-101 (NI 43-101) is a rule developed by the Canadian Securities Administrators (CSA) and administered by the provincial securities commissions in Canada that governs how companies disclose scientific and technical information about their mineral projects to the public. It covers oral statements as well as written documents and websites. It requires that all disclosure be based on advice by a "qualified person" and in some circumstances that the person be independent of the issuer and the property. A qualified person as defined in NI 43-101 as an individual who:  (i) is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these; (ii) has experience relevant to the subject matter of the mineral project and the technical report; and (iii) is a member in good standing of a professional association

Placer Lease Acquisition Agreement/Sydney Creek

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

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to complete further acquisition of additional mineral opportunities which fall within the criteria of providing a geological basis for development of mining initiatives that can provide revenue potential and production cash flows and create expanding reserves. Our emphasis during the past fiscal year was on exploration objectives targeting molybdenum. We are also considering further options for acquisitions and development mandates that may or may not be molybdenum related. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional interests in mineral properties. We plan to build a strategic base of exploration properties with mineral production capability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

PROPOSED FUTURE BUSINESS OPERATIONS - continued

Our ability to continue to complete planned exploration activities and expand acquisitions and explore mining opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained.  See “ – Plan of Operation”.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended June 30, 2009 and June 30, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

 The following table sets forth selected financial information for the periods indicated.

	Three Month Period Ended June 30,		For the Period from October 7, 2005 (inception) to June 30, 2009
	2009	2008
Expenses
Depreciation	$38	$100	$498
Interest	1,968	296	7,967
Consulting	20,573	52,907	274,824
Legal	4,739	11,104	145,430
Management fees	-0-	-0-	15,000
Mineral property exploration	-0-	34,578	300,070
Impairment of properties	3,580	-0-	18,927
Office and administration	9,294	28,344	105,742
Professional services	16,000	-0-	79,822
Loss from operation	$(56,192)	$(127,329)	$(948,280)
Settlement of debt	-0-	-0-	8,593
Net Loss	$(56,192)	$(127,329)	$(939,687)

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

Three Month Period Ended June 30, 2009 Compared to Three Month Period Ended June 30, 2008.

Our net loss for the three month period ended June 30, 2009 was ($56,192) compared to a net loss of ($127,329) during the three month period ended June 30, 2008 (a decrease of $71,137). During the three month periods ended June 30, 2009 and June 30, 2008, we did not generate any revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATION - continued

During the three month period ended June 30, 2009, we incurred expenses of $56,192 compared to $127,329 incurred during the three month period ended June 30, 2008 (a decrease of $71,137). This resulted in a loss from operations during the three month period ended June 30, 2009 of ($56,192) as compared with the loss from operations during the three month period ended June 30, 2008 of ($127,329). These expenses incurred during the three month period ended June 30, 2009 consisted of: (i) depreciation of $38 (2008: $100); (ii) interest of $1,968 (2008: $296); (iii) consulting of $20,573 (2008: $52,907); (iv) legal of $4,739 (2008: $11,104); (v) mineral property exploration of $-0- (2008: $34,578); (vi) impairment of properties of $3,580 (2008: $-0-); (vii) office and administration of $9,294 (2008: $28,344); and (viii) professional services of $16,000 (2008:$-0-).

Expenses incurred during the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008 decreased primarily due to the decrease in mineral property exploration costs, consulting fees and office and administration relating to the decreased scale and scope of business operations of our interests. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 72,755,800 for the three month period ended June 30, 2009 compared to 94,979,782 for the three month period ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended June 30, 2009

As at the three month period ended June 30, 2009, our current assets were $17,734 and our current liabilities were $395,449, which resulted in a working capital deficit of $377,715. As at the three month period ended June 30, 2009, current assets were comprised of: (i) $13,705 in cash; and (ii) $4,029 in receivables. As at the three month period ended June 30, 2009, current liabilities were comprised of: (i) $144,645 in accounts payable and accrued liabilities; (ii) $197,787 in promissory notes; and (iii) $53,017 due to related parties.

As at the three month period ended June 30, 2009, our total assets were $23,680 comprised of: (i) current assets of $17,734; (ii) valuation of mining properties of $5,217; and (iii) equipment, net of depreciation, of $729. The increase in total assets during the three month period ended June 30, 2009 from fiscal year ended March 31, 2009 was primarily due to the increase in cash and receivables.

As at the three month period ended June 30, 2009, our total liabilities were $395,449 comprised entirely of current liabilities. The increase in liabilities during the three month period ended June 30, 2009 from fiscal year ended March 31, 2009 was primarily due to the increase in accounts payable and accrued liabilities and promissory notes. See “ – Material Commitments.”

Stockholders’ deficit increased from ($315,577) for fiscal year ended March 31, 2009 to ($371,769) for the three month period ended June 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2009, net cash flows used in operating activities was ($43,054) consisting primarily of a net loss of ($56,192). For the three month period ended June 30, 2008, net cash flows used in operating activities was ($148,765) consisting primarily of a net loss of ($127,329). During the three month period ended June 30, 2009, net cash flows used in operating activities was adjusted by items not requiring the use of cash for depreciation in the amount of $39 (2008: $100), interest accrued in the amount of $1,763 (2008: $296), and impairment of mineral properties in the amount of $3,580 (2008: $-0-). Net cash flows used in operating activities was further changed by ($1,593) (2008: ($1,412)) for receivables and $9,349 (2008: ($20,420)) for accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the three month periods ended June 30, 2009 and June 30, 2008, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either debt related advances or the issuance of equity and other debt instruments. For the three month period ended June 30, 2009, net cash flows provided from financing activities was $54,600 compared to $155,213 for the three month period ended June 30, 2008. Cash flows from financing activities for the three month period ended June 30, 2009 consisted of: (i) $-0- (2008: $100,000) in proceeds from sale of common stock; (ii)  $13,444 (2008: $5,213) in related party amounts; and (iii) $41,156 in promissory notes (2008: $50,000).

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

Plan of Operations

We will have to raise additional funding in order to conduct any work programs and budgeted expenditures relating to the Elkhorn property as well as ongoing general and administrative expenses and those required costs related to the Property relating to the Agreement.

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

Promissory Notes

On May 27, 2008, we issued a promissory in the principal amount of $50,000 due on August 26, 2008. The note is unsecured and bears interest at the rate of 7%. The promissory note was not paid on August 26, 2008, therefore, the note continues to accrue interest at the rate of 7% per annum. As at June 30, 2009, interest of $3,809 was accrued.

On September 12, 2008, we issued a promissory note in the principal amount of $20,000 due within 190 days from the date of issuance. The promissory note is unsecured and bears interest at the rate of 8% per annum. The promissory note was not paid on March 21, 2009, therefore, the note continues to accrue interest at the rate of 8% per annum. As at June 30, 2009, interest of $1,297 was accrued.

On November 20, 2008, we issued a promissory note in the principal amount of $4,000 due within six months from the date of issuance. The promissory note is unsecured and bears interest at the rate of 8% per annum. On June 3, 2009, we issued an additional promissory note in the amount of $1,000 with the same shareholder. The note is due on June 3, 2010, is unsecured and bears interest at 10% per annum. Interest of $1,956 was accrued on the $4,000 note during the period ended March 31, 2009 and a further $385 was accrued during the three month period ended June 30, 2009 on both notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

MATERIAL COMMITMENTS- continued

On December 3, 2008, we issued a promissory note to one of our significant shareholders in the principal amount of $75,000 due on June 4, 2009(`First Note`). The First note is unsecured with interest at the annual rate of 8%. The First note was not repaid on its due date. The First note is due on demand and continues to accrue interest at its originally stated terms. On June 16, 2009 we issued an additional promissory note in the amount of $40,000 with the same shareholder (`Second Note`). The Second note is due on December 16, 2009, is unsecured and bears interest at 8% per annum. Interest of $1,956 was accrued on the $75,000 note during the period ended March 31, 2009 and a further $385 was accrued during the three month period ended June 30, 2009 on both notes.

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

ITEM 4 . CONTROLS AND PROCEDURES

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

ITEM 4 . CONTROLS AND PROCEDURES - continued

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - continued

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

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

SILICA RESOURCES CORPORATION

Dated: August 12, 2009	By:	/s/ Gerry Jardine
Gerry Jardine, President and
Chief Executive Officer

Dated: August 12, 2009	By:	/s/ Gerry Jardine
Gerry Jardine, Chief Financial Officer