Form 10-Q
period 2009-09-30
SILICA RESOURCES CORP
filed 2009-11-13
CIK 1368505

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission File No. 000-52169

Silica Resources Corporation
(Name of small business issuer in its charter)

Nevada	71-0090401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 10, 2009
Common Stock, $0.001	72,755,800

SILICA RESOURCES CORPORATION

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Silica Resources Corporation
(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(unaudited)

Silica Resources Corporation
(An Exploration Stage Company)
Balance Sheets

	Sep. 30, 2009 $ (Unaudited)	March 31, 2009 $ (Audited)
ASSETS

Current Assets

Cash	690	2,159
Receivables (Note 3)	-	2,346

	690	4,595

Mineral properties (Note 4)	5,217	8,797

Equipment, net of depreciation	693	768

Total Assets	6,600	14,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	167,831	135,296
Promissory notes (Note 7 )	205,621	154,868
Due to related parties (Note 6)	68,017	39,573

Total Liabilities	441,469	329,737

Stockholders’ Equity (Deficit)

Capital stock (Note 5)
Authorized: 2,000,000,000 common shares,
$0.001 par value
Issued and outstanding: 72,755,800 shares
(March 31, 2009 – 72,755,800 shares)	72,756	72,756

Warrants (Note 5)	61,235	61,235

Additional paid in capital	433,927	433,927

Deficit accumulated during the exploration stage	(1,002,787)	(883,495)

Total Stockholders’ Equity (Deficit)	(434,869)	315,577

Total Liabilities and Stockholders’ Equity	6,600	14,160

Contingency (Note 1)

The accompanying notes are an integral part of these financial statements.

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended Sep. 30,	For the Three Months Ended Sep. 30,	For the Six Months Ended Sep. 30,	For the Six Months Ended Sep. 30,	Accumulated From October 7, 2005 (Date of Inception to Sep. 30,
	2009	2008	2009	2008	2009)
	$	$	$	$	$

Expenses

Depreciation	37	45	75	145	535
Interest	3,890	845	5,858	5,999	11,857
Consulting (Note 6)	21,000	83,823	41,573	254,251	295,824
Legal	4,609	12,200	9,348	140,691	150,039
Management fees	-	-	-	15,000	15,000
Mineral property exploration	7,290	52,729	7,290	300,070	307,360
Office and administration	17,018	16,716	26,312	96,448	122,760
Professional services	9,256	14,040	25,256	63,822	89,078

Loss from operations	(63,100)	(180,398)	(115,712)	(876,741)	(992,453)

Other items:
Impairment of mineral properties	-	(15,347)	(3,580)	(15,347)	(18,927)
Settlement of debt	-	-	-	8,593	8,593

Net loss for the period	(63,100)	(195,745)	(119,292)	(883,495)	(1,002,787)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding – basic and diluted	72,755,800	72,755,800	72,755,800	83,807,070

The accompanying notes are an integral part of these financial statements.

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six months Ended Sep. 30,	For the Six months Ended Sep. 30,	Accumulated From October 7, 2005 (Date of Inception to Sep. 30,
	2009	2008	2009)
	$	$	$

Operating Activities

Net loss	(119,292)	(323,076)	(1,002,788))

Items not requiring the use of cash

Depreciation	75	145	535

Interest accrued	5,858	1,141	11,726

Mineral property costs	-	-	300

Impairment of mineral properties	3,580	15,348	18,927

Settlement of debt	-	-	(8,593)

Changes in operating assets and liabilities

Receivables	2,436	(2,991)	-

Accounts payable and accrued liabilities	32,535	8,698	232,424

Net Cash Used in Operating Activities	(74,808)	(300,375)	(747,468)

Investing Activities

Acquisition of mineral properties	-	-	(24,144)
Acquisition of office equipment	-	-	(1,228)
Net Cash Used in Investing Activities	-	-	(25,372)

Financing Activities

Proceeds on sale of common stock	-	100,000	567,618
Due to related party	28,444	-	12,017
Promissory notes	44,895	70,000	193,895

Net Cash Provided by Financing Activities	73,339	170,000	773,530

Increase (Decrease) in Cash	(1,469)	(130,735)	690

Cash – Beginning of Period	2,159	148,254	-

Cash – End of Period	690	17,519	690

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Silica Resources Corporation
(An Exploration Stage Company)
Statement of Stockholders' Equity
October 7, 2005 (Date of Inception) to September 30, 2009
(Unaudited)

						Deficit Accumulated
	Common Shares					during the
	Number	Par Value	Additional Paid-in Capital	Common Share Subscription	Warrants	Exploration Stage	Total
		$	$	$	$	$	$
Balance, October 7, 2005,	-	-	-	-	-	-	-

Capital stock issued for cash:
– February 2006 at $0.00005 per share	60,000,000	60,000	(57,000)	-	-	-	3,000
– February 2006 at $0.0025 per share	24,000,000	24,000	36,000	-	-	-	60,000
– March 2006 at $0.0025 per share	6,400,000	6,400	9,600	-	-	-	16,000
Capital stock issued for mineral property:
– March 15, 2006 at $0.0025 per share (Note 4)	120,000	120	180	-	-	-	300

Capital stock subscription	-	-	-	(2,000)	-	-	(2,000)

Net loss	-	-	-	-	-	(12,280)	(12,280)

Balance, March 31, 2006	90,520,000	90,520	(11,220)	(2,000)	-	(12,280)	65,020

Capital stock issued for cash:
– June 2006 at $0.0025 per share	8,000,000	8,000	12,000	-	-	-	20,000
– September 2006 at $0.0025 per share	800,000	800	1,200	-	-	-	2,000

Capital stock subscription	-	-	-	2,000	-	-	2,000

Net loss	-	-	-	-	-	(127,317)	(127,317)

Balance, March 31, 2007	99,320,000	99,320	1,980	-	-	(139,597)	(38,297)

Capital stock issued for cash:
– November 2007 to January 2008 at $0.25 per share	1,480,000	1,480	319,988	-	48,532	-	370,000

Issue cost - legal	-	-	(3,382)	-	-	-	(3,382)

Net loss	-	-	-	-	-	(212,504)	(212,504)

Balance, March 31, 2008	100,800,000	100,800	318,586	-	48,532	(352,101)	115,817

Capital stock issued for cash:
– June 3, 2008 at $0.25 per share	400,000	400	86,897		12,703	-	100,000

Shares cancelled	(28,444,200)	(28,444)	28,444	-	-	-	-

Net loss	-	-	-	-	-	(531,394)	(531,394)

Balance, March 31, 2009	72,755,800	72,756	433,927	-	61,235	(883,495)	(315,577)

Net loss	-	-	-	-	-	(119,292)	(119,292)

Balance, September 30, 2009	72,755,800	72,756	433,927	-	61,235	(1,002,787)	(434,869)

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
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

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include: estimates of loss contingencies, product warranties, product life cycles, product returns, and stock-based compensation forfeiture rates;. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 10-K for the year ended March 31, 2009 filed on June 29, 2009 with the U.S. Securities and Exchange Commission.

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $440,778 as at September 30, 2009 ($116,908 – September 30, 2008) and has incurred losses since inception resulting in an accumulated deficit of $1,002,788 as at September 30, 2009 ($675,176 – September 30, 2008) and has overdue promissory notes of $158,836 at September 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and ultimately generating profitable operations in the future. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and private placement of common stock.

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

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
(unaudited)

Note 2
Summary of Significant Accounting Policies – continued

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

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
(unaudited)

Note 2
Summary of Significant Accounting Policies - continued

Environmental Costs - continued

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

Recently Adopted Accounting Guidance

In July 2009, we adopted the Financial Accounting Standards Board (“FASB”) issued FAS No. 165 “Subsequent Events”  (“FAS 165”). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009.   The adoption of FAS 165 has no material impact on the Company’s results of operations and financial position.

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). Upon its adoption, the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Following SFAS 168, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. SFAS 168 will also modify the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted. Adoption of the new guidance did not have a material impact on our financial statements.

In July, 2009, we adopted FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The Company has no business combination after the adoption of the  new guidance.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
(unaudited)

Note 2
Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Guidance - continued

In July, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

In  July, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

Note 3	Receivables The Company had Goods and Services Tax receivable of $nil at September 30, 2009 (March 31, 2009 $2,346) from the Government of Canada.

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
September 30, 2009
(unaudited)

Note 4
Mineral Properties - continued

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

At September 30, 2009, there were no outstanding stock options.

Stock Purchase Warrants Warrant transactions and the number of warrants outstanding at March 31, 2009 and September 30, 2009 are summarized as follows:

	Year ended March 31, 2009			Six Months ended September 30, 2009
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years
Balance, Beginning	1,480,000	$0.35	1.83	1,880,000	$0.35	0.79
Granted in the period	400,000	0.35	2.00	-	-	-
Balance, End	1,880,000	$0.35	0.79	1,880,000	$0.35	0.28

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
(unaudited)

Note 6
Related Party Transactions

As at September 30, 2009 the Company owed $12,017 (March 31, 2009 - $12,017) for expense reimbursements to a company with a director in common.

As at September 30, 2009, the Company owed $56,000 (March 31, 2009 - $26,000) in fees for mineral property exploration services rendered and $Nil (March 31, 2009 - $1,556) in related expenses to a director and officer of the Company. The Company paid this director and officer an aggregate of $1,556 for reimbursed expenses during the six months ended September 30, 2009. No further mineral property exploration service fees or related expenses were incurred in the six months ended September 30, 2009 from this director and officer.

The above transactions have been recorded at exchange amount which is the amount of consideration established and agreed to by the related parties.

Note 7
Promissory Notes

On May 27, 2008, the Company signed a promissory note, with a company that is a significant shareholder, due on August 26, 2008 in the amount of $50,000, unsecured with annual interest of 7%.  Interest of $2,886 was accrued during the period ended March 31, 2009 and a further $1,872 during the six months ended September 30, 2009.  The note was not repaid on its due date.  The note is due on demand and continues to accrue interest at its originally stated terms.

On September 12, 2008, the Company issued a promissory note in the amount of $20,000, unsecured, due and payable with accumulated interest within 190 days and bears interest of 8% per annum.  Interest of $881 was accrued during the period ended March 31, 2009 and a further $845 during the six months ended September 30, 2009. The note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms.

On November 20, 2008, the Company issued a promissory note in the amount of $4,000, unsecured, due and payable with accumulated interest within 6 months and bears interest of 10% per annum. Interest of $145 was accrued during the year ended March 31, 2009 and a further $136 during the six months ended September 30, 2009. The note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms. On June 3, 2009, the Company issued a promissory note in the amount of $1,000 with this same shareholder; the Company has incurred $25 in accrued interest during the six months ended September 30, 2009. The note is due on June 3, 2010, is unsecured, and bears interest at 10% per annum. On September 18, 2009, the Company issued another unsecured promissory note with this same shareholder in the amount of $4,100,  due and payable with accumulated interest in one year and bears interest of 10% per annum.

On December 3, 2008, the Company issued a promissory note, to a company that is a significant shareholder, due June 4, 2009 in the amount of $75,000, unsecured with annual interest of 8% (“First Note”). The First Note was not repaid on its due date. The First Note is due on demand and continues to accrue interest at its originally stated terms.  On June 16, 2009, the Company issued a promissory note in the amount of $40,000 with this same shareholder (“Second Note”). The Second Note is due on December 16, 2009, is unsecured, and bears interest at 8% per annum. Interest of $1,956 was accrued during the period ended March 31, 2009 on the First Note and a further $2,750 accrued during the six months ended September 30, 2009 on both notes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Silica Resources Corporation was incorporated under the laws of the State of Nevada in October 7, 2005. We are engaged in the business of acquisition, exploration and development of mineral properties in the United States and Canada. We plan to locate and acquire other precious or industrial mineral properties. As of the date of this Quarterly Report, and subject to the receipt of adequate funding, our main focus is the identification, acquisition, exploration and development of mineral properties, which has resulted in the acquisition of our interest in the properties discussed below.

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol “SRCN:BB”.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we", "our", "us”, "the Company", “the Corporation”, “Silica”, or "Silica Resources" refers to Silica Resources Corporation.

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

As of August 31, 2008, and further to evaluative processes, we have decided to allow the leases on the Roaring River and Ramey Creek properties to lapse without renewal.

The lease on the Elkhorn property remains in good standing and is paid through August 2009. As of the date of this Quarterly Report, the Company elected to renew fifty (50) of the eighty-six (86) total claims based on exploratory and geological work to further identify core claims. Management has analyzed the market conditions and rising price for molybdenum and believes that such factors increase the potential value of these claims as an exploration target. The Company decided to allow the other thirty-six (36) of the eighty-six (86) claims comprising the property to lapse without renewal. We have thus impaired lapsed mineral properties recorded of $3,580 during six-month period ended September 30, 2009 on the basis of net acres abandoned.

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

On March 15, 2006, we entered into a Placer Lease Acquisition Agreement with Karl Gruber (the “Prospect Lease”) whereby we purchased a 100% interest in an unpatented lease to prospect a five mile portion of Sidney Creek located approximately one mile downstream of Iron Creek, in the Whitehorse Mining Division of the Yukon Territory, Canada.  The purchase price was paid by the issuance of 120,000 post-Forward Stock Split shares of our common stock for a total cost of $300. The term of the lease was one-year renewable for two additional one-year periods if we incur the qualifying property expenditures required under the Prospect Lease. Further, the claims expired and certain of the claims of interest have been re-staked.

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to complete further acquisition of additional mineral opportunities which fall within the criteria of providing a geological basis for development of mining initiatives that can provide revenue potential and production cash flows and create reserves. Our emphasis during the past fiscal year was on exploration objectives targeting molybdenum. We are also considering further options for acquisitions and development mandates that may or may not be molybdenum related. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional interests in mineral properties. We plan to build a strategic base of exploration properties with mineral production capability.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATION - continued

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the six month period ended September 30, 2009 and September 30, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

 The following table sets forth selected financial information for the periods indicated.

	Six Month Period Ended September 30,		For the Period from October 7, 2005 (inception) to September 30, 2009
	2009	2008
Expenses
Depreciation	$75	$145	$535
Interest	5,858	5,999	11,857
Consulting	41,573	254,251	295,824
Legal	9,348	140,691	150,039
Management fees	-0-	15,000	15,000
Mineral property exploration	7,290	300,070	307,360
Office and administration	26,312	96,448	122,760
Professional services	25,256	63,822	89,078
Loss from operation	$(115,712)	$(876,741)	$(992,453)
Impairment of mineral properties	(3,580)	(15,347)	(18,927)
Settlement of debt	-0-	8,593	8,593
Net Loss	$(119,292)	$(883,495)	$(1,002,787)

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

Six Month Period Ended September 30, 2009 Compared to Six Month Period Ended September 30, 2008.

Our net loss for the six month period ended September 30, 2009 was ($119,292) compared to a net loss of ($883,495) during the six month period ended September 30, 2008 (a decrease of $764,203). During the six month periods ended September 30, 2009 and September 30, 2008, we did not generate any revenue.

During the six month period ended September 30, 2009, we incurred expenses of $115,712 compared to $876,741 incurred during the six month period ended September 30, 2008 (a decrease of $761,029). This resulted in a loss from operations during the six month period ended September 30, 2009 of ($115,712) as compared with the loss from operations during the six month period ended September 30, 2008 of ($876,741). These expenses incurred during the six month period ended September 30, 2009 consisted of: (i) depreciation of $75 (2008: $145); (ii) interest of $5,858 (2008: $5,999); (iii) consulting of $41,573 (2008: $254,251); (iv) legal of $9,348 (2008: $140,691); (v) mineral property exploration of $7,290 (2008: $300,070); (vi) office and administration of $26,312 (2008: $96,448); and (viii) professional services of $25,256 (2008:$63,822).

Expenses incurred during the six month period ended September 30, 2009 compared to the six month period ended September 30, 2008 decreased primarily due to the decrease in mineral property exploration costs, consulting fees, legal and office and administration relating to the decreased scale and scope of business operations of our interests. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

This resulted in a loss from operations of ($115,712) incurred during the six month period ended September 30, 2009 compared to a loss from operations of ($876,741) incurred during the six month period ended September 30, 2008.

Other items recorded during the six month period ended September 30, 2009 were impairment of mineral properties in the amount of ($3,580) compared to ($15,347) incurred as impairment of mineral properties during the six month period ended September 30, 2008. Settlement of debt was recorded in the amount of $-0- during the six month period ended September 30, 2009 compared to $8,593 during the six month period ended September 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATION - continued

This resulted in a net loss for the six month period ended September 30, 2009 of ($119,292) compared to a net loss of the six month period ended September 30, 2008 of ($883,495).

The weighted average number of shares outstanding was 72,755,800 for the six month period ended September 30, 2009 compared to 83,807,070 for the six month period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended September 30, 2009

As at the six month period ended September 30, 2009, our current assets were $690 and our current liabilities were $441,469, which resulted in a working capital deficit of $440,779. As at the six month period ended September 30, 2009, current assets were comprised of $690 in cash. As at the six month period ended September 30, 2009, current liabilities were comprised of: (i) $167,831 in accounts payable and accrued liabilities; (ii) $205,621 in promissory notes; and (iii) $68,017 due to related parties.

As at the six month period ended September 30, 2009, our total assets were $6,600 comprised of: (i) current assets of $690; (ii) valuation of mining properties of $5,217; and (iii) equipment, net of depreciation, of $693. The decrease in total assets during the six month period ended September 30, 2009 from fiscal year ended March 31, 2009 was primarily due to the decrease in cash and receivables and in valuation of mineral property.

As at the six month period ended September 30, 2009, our total liabilities were $441,469 comprised entirely of current liabilities. The increase in liabilities during the six month period ended September 30, 2009 from fiscal year ended March 31, 2009 was primarily due to the increase in accounts payable and accrued liabilities and promissory notes. See “Material Commitments.”

Stockholders’ deficit increased from $315,577 for fiscal year ended March 31, 2009 to ($434,869) for the six month period ended September 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2009, net cash flows used in operating activities was ($74,808) consisting primarily of a net loss of ($119,292). For the six month period ended September 30, 2008, net cash flows used in operating activities was ($300,375) consisting primarily of a net loss of ($323,076). During the six month period ended September 30, 2009, net cash flows used in operating activities was adjusted by items not requiring the use of cash for depreciation in the amount of $75 (2008: $145), interest accrued in the amount of $5,858 (2008: $1,141), and impairment of mineral properties in the amount of $3,580 (2008: $15,348). Net cash flows used in operating activities was further changed by $2,436 (2008: ($2,991)) for receivables and $32,535 (2008: $8,698) for accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the six month periods ended September 30, 2009 and September 30, 2008, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either debt related advances and other debt instruments or the issuance of equity. For the six month period ended September 30, 2009, net cash flows provided from financing activities was $73,339 compared to $170,000 for the six month period ended September 30, 2008. Cash flows from financing activities for the six month period ended September 30, 2009 consisted of: (i) $-0- (2008: $100,000) in proceeds from sale of common stock; (ii)  $28,444 (2008: $-0-) in related party amounts; and (iii) $44,895 in promissory notes (2008: $70,000).

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities and debt instruments. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) mineral property exploration; (ii) possible exploratory drilling initiatives on current and future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict or negate our business operations.

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

Promissory Notes

On May 27, 2008, we issued a promissory note in the principal amount of $50,000 due on August 26, 2008. The note is unsecured and bears interest at the rate of 7%. The promissory note was not paid on August 26, 2008. Therefore, the note continues to accrue interest at the rate of 7% per annum. As at September 30, 2009, an aggregate of $4,758 in interest was accrued.

On September 12, 2008, we issued a promissory note in the principal amount of $20,000 due within 190 days from the date of issuance. The promissory note is unsecured and bears interest at the rate of 8% per annum. The promissory note was not paid on March 21, 2009. Therefore, the note continues to accrue interest at the rate of 8% per annum. As at September 30, 2009, an aggregate of $1,726 in interest was accrued.

On November 20, 2008, we issued a promissory note in the principal amount of $4,000 due within six months from the date of issuance. The promissory note is unsecured and bears interest at the rate of 8% per annum. On June 3, 2009, we issued an additional promissory note in the amount of $1,000 with the same shareholder. The note is due on June 3, 2010, is unsecured and bears interest at 10% per annum. On September 18, 2009, we issued another unsecured promissory note with this same shareholder in the amount of $4,100 due and payable with accumulated interest in one year and bearing interest at the rate of 10% per annum. Interest of $281 was accrued on the $4,000 note during the period ended September 30, 2009. Interest of $25 was accrued on the $1,000 note during the period ended September 30, 2009.

On December 3, 2008, we issued a promissory note to one of our significant shareholders in the principal amount of $75,000 due on June 4, 2009 (“First Note”). The First Note is unsecured with interest at the annual rate of 8%. The First Note was not repaid on its due date. The First Note is due on demand and continues to accrue interest at its originally stated terms. On June 16, 2009 we issued an additional promissory note in the amount of $40,000 with the same shareholder (“Second Note”). The Second Note is due on December 16, 2009, is unsecured and bears interest at 8% per annum. Interest of $1,956 was accrued on the $75,000 note during the period ended September 30, 2009 and a further $2,750 was accrued during the six month period ended September 30, 2009 on both the First Note and the Second Note.

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

ITEM 4 . CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the six month period ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4 . CONTROLS AND PROCEDURES - continued

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

SILICA RESOURCES CORPORATION

Dated: November 13, 2009	By:	/s/ Gerry Jardine
Gerry Jardine, President and
Chief Executive Officer

Dated: November 13, 2009	By:	/s/ Gerry Jardine
Gerry Jardine, Chief Financial Officer