Form 10-Q
period 2009-12-31
SILICA RESOURCES CORP
filed 2010-02-16
CIK 1368505

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission File No. 000-52169

Silica Resources Corporation
(Name of small business issuer in its charter)

Nevada	71-0090401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 15, 2010
Common Stock, $0.001	72,755,800

SILICA RESOURCES CORPORATION

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Silica Resources Corporation
(An Exploration Stage Company)

FINANCIAL STATEMENTS
DECEMBER 31, 2009
(unaudited)

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statements of Stockholders Equity	F–5

Notes to Financial Statements	F–6

Silica Resources Corporation
(An Exploration Stage Company)
Balance Sheets

	Dec. 31, 2009 $ (Unaudited)	March 31, 2009 $ (Audited)
ASSETS

Current Assets

Cash	601	2,159
Receivables	1,162	2,436

	1,763	4,595

Mineral properties (Note 4)	5,217	8,797

Equipment, net of depreciation	658	768

Total Assets	7,638	14,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	192,864	135,296
Promissory notes (Note 7 )	210,335	154,868
Due to related parties (Note 6)	83,017	39,573

Total Liabilities	486,216	329,737

Stockholders’ Equity (Deficit)
Capital stock (Note 5)
Authorized: 2,000,000,000 common shares, $0.001 par value
Issued and outstanding: 72,755,800 shares (March 31, 2009 – 72,755,800 shares)	72,756	72,756

Warrants (Note 5)	61,235	61,235

Additional paid in capital	433,927	433,927

Deficit accumulated during the exploration stage	(1,046,496)	(883,495)

Total Stockholders’ Equity (Deficit)	(478,578)	(315,577)

Total Liabilities and Stockholders’ Equity	7,638	14,160

Contingency (Note 1)

The accompanying notes are an integral part of these financial statements.

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended Dec. 31,	For the Three Months Ended Dec. 31,	For the Nine Months Ended Dec. 31,	For the Nine Months Ended Dec. 31,	Accumulated From October 7, 2005 Date of Inception to Dec. 31,
	2009	2008	2009	2008	2009
	$	$	$	$	$

Expenses

Depreciation	35	45	110	190	570
Interest	4,056	1,845	9,922	2,986	15,921
Consulting (Note 6)	25,168	79,735	66,741	175,255	320,992
Legal	3,622	6,329	12,970	29,633	153,661
Management fees	-	-	-	-	15,000
Mineral property exploration	-	40,157	7,290	157,464	307,360
Office and administration	9,720	1,143	36,032	57,414	132,480
Professional services	1,100	5,000	26,356	19,040	90,178

Loss from operations	(43,710)	(134,254)	(159,421)	(441,982)	(1,036,162)

Other items:
Impairment of mineral properties	-	(15,347)	(3,580)	(15,347)	(18,927)
Settlement of debt	-	-	-	8,593	8,593

Net loss for the period	(43,710)	(149,601)	(163,001)	(448,736)	(1,046,496)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of shares outstanding – basic and diluted	72,755,800	72,755,800	72,755,800	80,109,918

The accompanying notes are an integral part of these financial statements.

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine months Ended Dec. 31,	For the Nine months Ended Dec. 31,	Accumulated From October 7, 2005 Date of Inception to Dec. 31,
	2009	2008	2009
	$	$	$

Operating Activities

Net loss	(163,001)	(457,330)	(1,046,496)

Items not requiring the use of cash

Depreciation	110	190	570

Interest accrued	9,717	2,986	15,585

Mineral property costs	-	-	300

Impairment of mineral properties	3,580	15,348	18,927

Settlement of debt	-	-	(8,593)

Changes in operating assets and liabilities

Receivables	1,274	(2,533)	(1,162)

Accounts payable and accrued liabilities	57,568	48,756	201,457

Net Cash Used in Operating Activities	(90,752)	(392,583)	(819,412)

Investing Activities

Acquisition of mineral properties	-	-	(24,144)
Acquisition of office equipment	-	-	(1,228)
Net Cash Used in Investing Activities	-	-	(25,372)

Financing Activities

Proceeds on sale of common stock	-	100,000	567,618
Due to related party	43,444	4,000	83,017
Promissory notes	45,750	145,000	194,750

Net Cash Provided by Financing Activities	89,194	249,000	845,385

Increase (Decrease) in Cash	(1,558)	(143,583)	601

Cash – Beginning of Period	2,159	148,254	-

Cash – End of Period	601	4,671	601

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Silica Resources Corporation
(An Exploration Stage Company)
Statement of Stockholders' Equity
October 7, 2005 (Date of Inception) to December 31, 2009
(Unaudited)

						Deficit Accumulated
			Additional	Common		during the
	Common Shares		Paid-in	Share		Exploration
	Number	Par Value	Capital	Subscription	Warrants	Stage	Total
		$	$	$	$	$	$
Balance, October 7, 2005,	-	-	-	-	-	-	-

Capital stock issued for cash:
– February 2006 at $0.00005 per share	60,000,000	60,000	(57,000)	-	-	-	3,000
– February 2006 at $0.0025 per share	24,000,000	24,000	36,000	-	-	-	60,000
– March 2006 at $0.0025 per share	6,400,000	6,400	9,600	-	-	-	16,000
Capital stock issued for mineral property:
– March 15, 2006 at $0.0025 per share (Note 4)	120,000	120	180	-	-	-	300

Capital stock subscription	-	-	-	(2,000)	-	-	(2,000)

Net loss	-	-	-	-	-	(12,280)	(12,280)

Balance, March 31, 2006	90,520,000	90,520	(11,220)	(2,000)	-	(12,280)	65,020

Capital stock issued for cash:
– June 2006 at $0.0025 per share	8,000,000	8,000	12,000	-	-	-	20,000
– September 2006 at $0.0025 per share	800,000	800	1,200	-	-	-	2,000

Capital stock subscription	-	-	-	2,000	-	-	2,000

Net loss	-	-	-	-	-	(127,317)	(127,317)

Balance, March 31, 2007	99,320,000	99,320	1,980	-	-	(139,597)	(38,297)

Capital stock issued for cash:
– November 2007 to January 2008 at $0.25 per share	1,480,000	1,480	319,988	-	48,532	-	370,000

Issue cost - legal	-	-	(3,382)	-	-	-	(3,382)

Net loss	-	-	-	-	-	(212,504)	(212,504)

Balance, March 31, 2008	100,800,000	100,800	318,586	-	48,532	(352,101)	115,817

Capital stock issued for cash:
– June 3, 2008 at $0.25 per share	400,000	400	86,897		12,703	-	100,000

Shares cancelled	(28,444,200)	(28,444)	28,444	-	-	-	-

Net loss	-	-	-	-	-	(531,394)	(531,394)

Balance, March 31, 2009	72,755,800	72,756	433,927	-	61,235	(883,495)	(315,577)

Net loss	-	-	-	-	-	(163,001)	(163,001)

Balance, December 31, 2009	72,755,800	72,756	433,927	-	61,235	(1,046,496)	(478,578)

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009
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

In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 10-K for the year ended March 31, 2009 filed on June 29, 2009 with the U.S. Securities and Exchange Commission.

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $484,453 as at December 31, 2009 ($251,117 – December 31, 2008) and has incurred losses since inception resulting in an accumulated deficit of $1,046,496 as at December 31, 2009 ($809,431 – December 31, 2008), has overdue promissory notes of $209,676 at December 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and ultimately generating profitable operations in the future. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and private placement of common stock.

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
December 31, 2009
(unaudited)

Note 2
Summary of Significant Accounting Policies – continued

Mineral Properties

The Company accounts for acquisition costs for mineral rights as tangible assets and shown as a separate component of property, plant, and equipment.   Costs relating to exploration and development are expensed as incurred until such time as economic reserves are quantified.  To date, the Company has not established any proven reserves on any of its mineral properties.

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

Foreign Currency Translation

The Company translated foreign denominated monetary assets and liabilities into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are recorded at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Exchange gains or losses resulting from foreign currency transactions are included in results of operations.

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
December 31, 2009
(unaudited)

Note 2
Summary of Significant Accounting Policies - continued

Environmental Costs - continued

The Company recognizes a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  As at December 31, 2009, the Company did not have any liability for environmental costs.

Loss per Share

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

Stock-based Compensation

The Company recognizes all share-based payments to employees, including grants of employee stock options, in the financial statements based on the grant date fair value of the award. The Company determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. As at December 31, 2009, the Company has not granted any stock options and, therefore has not recognized any stock based compensation expense.

Recently Adopted Accounting Guidance

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on subsequent events, which requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. The guidance was adopted effective in July 2009 and did not have material impact on the Company’s results of operations and financial position.

In July 2009, the FASB issued The FASB Accounting Standards Codification (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and the Codification will supersede all then-existing non-SEC accounting and reporting standards. The FASB will make all future changes to guidance in the Codification by issuing Accounting Standards Updates. The Codification also provides that rules and interpretive releases of the U. S. Securities and Exchange Commission (SEC) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure so that users can more easily access authoritative accounting guidance. The guidance was adopted effective in July 2009 and did not have a material impact on our financial statements.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009
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

We evaluated events occurring between the end of our fiscal quarter, December 31, 2009 and February 16, 2010 when the financial statements were issued.

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
In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments. The guidance was adopted effective for the first fiscal quarter of 2010 and did not have a material impact on our financial statements.

Note 3	Receivables The Company had Goods and Services Tax receivable of $1,162 at December 31, 2009 (March 31, 2009 $2,346) from the Government of Canada.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009
(unaudited)

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

In order to exercise its Option, the Company was obligated to provide the following consideration to the Vendors in the following manner:

Affiliate Share Transfer:  the Company caused a founding shareholder of the Company to sell an aggregate of 2,000,000 post-forward split common shares to the Vendors at a purchase price of U.S. $0.001 per share; and

Maintenance Payments:  the Company will pay to the Vendors behalf, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing.

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
December 31, 2009
(unaudited)

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

At December 31, 2009, there were no outstanding stock options.

Stock Purchase Warrants Warrant transactions and the number of warrants outstanding at March 31, 2009 and December 31, 2009 are summarized as follows:

	Year ended March 31, 2009			Nine Months ended December 31, 2009
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years
Balance, Beginning	1,480,000	$0.35	1.83	1,880,000	$0.35	0.79
Granted in the period	400,000	0.35	2.00	-	-	-
Expired in the period	-	-	-	(1,000,000)	0.35	-
Balance, End	1,880,000	$0.35	0.79	880,000	$0.35	0.22

Note 6
Related Party Transactions

As at December 31, 2009 the Company owed $12,017 (March 31, 2009 - $12,017) for expense reimbursements to a company with a director in common.

As at December 31, 2009, the Company owed $71,000 (March 31, 2009 - $26,000) in consulting fees for mineral property exploration services rendered and $Nil (March 31, 2009 - $1,556) in related expenses to a director and officer of the Company. The Company paid this director and officer an aggregate of $1,556 for reimbursed expenses during the nine months ended December 31, 2009.

On December 3, 2008, the Company issued a promissory note, to a company that is a significant shareholder, due June 4, 2009 in the amount of $75,000, unsecured with annual interest of 8% (“First Note”). The First Note was not repaid on its due date. The First Note is due on demand and continues to accrue interest at its originally stated terms.  On June 16, 2009, the Company issued a promissory note in the amount of $40,000 with this same shareholder (“Second Note”). The Second Note is due on December 16, 2009, is unsecured, and bears interest at 8% per annum. Interest of $1,956 was accrued during the period ended March 31, 2009 on the First Note and a further $5,164 accrued during the nine months ended December 31, 2009 on both notes.

The above transactions have been recorded at exchange amount which is the amount of consideration established and agreed to by the related parties.

See Note 7

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009
(unaudited)

Note 7
Promissory Notes

On May 27, 2008, the Company signed a promissory note, with a company that is a significant shareholder, due on August 26, 2008 in the amount of $50,000, unsecured with annual interest of 7%.  Interest of $2,886 was accrued during the period ended March 31, 2009 and a further $2,838 during the nine months ended December 31, 2009.  The note was not repaid on its due date.  The note is due on demand and continues to accrue interest at its originally stated terms.

On September 12, 2008, the Company issued a promissory note in the amount of $20,000, unsecured, due and payable with accumulated interest within 190 days and bears interest of 8% per annum.  Interest of $881 was accrued during the period ended March 31, 2009 and a further $1,284 during the nine months ended December 31, 2009. The note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms.

On November 20, 2008, the Company issued a promissory note in the amount of $4,000, unsecured, due and payable with accumulated interest within 6 months and bears interest of 10% per annum. Interest of $145 was accrued during the year ended March 31, 2009 and a further $244 during the nine months ended December 31, 2009. The note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms. On June 3, 2009, the Company issued a promissory note in the amount of $1,000 with this same shareholder; the Company has incurred $51 in accrued interest during the nine months ended December 31, 2009. The note is due on June 3, 2010, is unsecured, and bears interest at 10% per annum. On September 18, 2009, the Company issued another unsecured promissory note with this same shareholder in the amount of $4,100,   due and payable with accumulated interest in one year and bears interest of 10% per annum; the Company has incurred $118 in accrued interest during the nine months ended December 31, 2009.

On December 3, 2008, the Company issued a promissory note, to a company that is a significant shareholder, due June 4, 2009 in the amount of $75,000, unsecured with annual interest of 8% (“First Note”). The First Note was not repaid on its due date. The First Note is due on demand and continues to accrue interest at its originally stated terms.  On June 16, 2009, the Company issued a promissory note in the amount of $40,000 with this same shareholder (“Second Note”). The Second Note is due on December 16, 2009, is unsecured, and bears interest at 8% per annum. Interest of $1,956 was accrued during the period ended March 31, 2009 on the First Note and a further $5,164 accrued during the nine months ended December 31, 2009 on both notes.  The note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms. The Second Note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms.

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

The lease on the Elkhorn property remains in good standing and is paid through August 2009. As of the date of this Quarterly Report, we have decided to renew fifty (50) of the eighty-six (86) total claims based on identification of exploratory and geological work indicating core claims. Management has analyzed the market conditions and rising price for molybdenum and believes that such factors increase the potential value of these claims as an exploration target. We have decided to allow the other thirty-six (36) of the eighty-six (86) claims comprising the property to lapse without renewal. We have thus impaired lapsed mineral properties recorded of $15,347 during fiscal year ended March 31, 2009 on the basis of net acres abandoned.

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

Our ability to continue to complete planned exploration activities and expand acquisitions and explore mining opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained.  See “Plan of Operation”.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the nine month period ended December 31, 2009 and December 31, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATION - continued

 The following table sets forth selected financial information for the periods indicated.
	Nine Month Period Ended December 31,		For the Period from October 7, 2005 (inception) to December 31,
	2009	2008	2009
Expenses
Depreciation	$110	$190	$570
Interest	9,922	2,986	15,921
Consulting	66,741	175,255	320,992
Legal	12,970	29,633	153,661
Management fees	-0-	-0-	15,000
Mineral property exploration	7,290	157,464	307,360
Office and administration	36,032	57,414	132,480
Professional services	26,356	19,040	90,178
Loss from operation	$(159,421)	$(441,982)	$(1,036,162)
Impairment of mineral properties	(3,580)	(15,347)	(18,927)
Settlement of debt	-0-	8,593	8,593
Net Loss	$(163,001)	$(448,736)	$(1,046,496)

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

Nine Month Period Ended December 31, 2009 Compared to Nine Month Period Ended December 31, 2008.

Our net loss for the nine month period ended December 31, 2009 was ($163,001) compared to a net loss of ($448,736) during the nine month period ended December 31, 2008 (a decrease of $285,735). During the nine month periods ended December 31, 2009 and December 31, 2008, we did not generate any revenue.

During the nine month period ended December 31, 2009, we incurred expenses of $159,421 compared to $441,982 incurred during the nine month period ended December 31, 2008 (a decrease of $282,561). This resulted in a loss from operations during the nine month period ended December 31, 2009 of ($163,001) as compared with the loss from operations during the nine month period ended December 31, 2008 of ($448,736). These expenses incurred during the nine month period ended December 31, 2009 consisted of: (i) depreciation of $110 (2008: $190); (ii) interest of $9,922 (2008: $2,986); (iii) consulting of $66,741 (2008: $175,255); (iv) legal of $12,970 (2008: $29,633); (v) mineral property exploration of $7,290 (2008: $157,464); (vi) office and administration of $36,032 (2008: $57,414); and (viii) professional services of $26,356 (2008:$19,040).

Expenses incurred during the nine month period ended December 31, 2009 compared to the nine month period ended December 31, 2008 decreased primarily due to the decrease in mineral property exploration costs, consulting fees, legal and office and administration relating to the decreased scale and scope of business operations of our interests. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

This resulted in a loss from operations of ($159,421) incurred during the nine month period ended December 31, 2009 compared to a loss from operations of ($441,982) incurred during the nine month period ended December 31, 2008.

Other items recorded during the nine month period ended December 31, 2009 were impairment of mineral properties in the amount of ($3,580) compared to ($15,347) incurred as impairment of mineral properties during the nine month period ended December 31, 2008. Settlement of debt was recorded in the amount of $-0- during the nine month period ended December 31, 2009 compared to $8,593 during the nine month period ended December 31, 2008.

This resulted in a new loss for the nine month period ended December 31, 2009 of ($163,001) compared to a net loss of the nine month period ended December 31, 2008 of ($448,736).

The weighted average number of shares outstanding was 72,755,800 for the nine month period ended December 31, 2009 compared to 80,109,918 for the nine month period ended December 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended December 31, 2009

As at the nine month period ended December 31, 2009, our current assets were $1,763 and our current liabilities were $486,216, which resulted in a working capital deficit of $484,453. As at the nine month period ended December 31, 2009, current assets were comprised of $601 in cash and $1,162 in receivables. As at the nine month period ended December 31, 2009, current liabilities were comprised of: (i) $192,864 in accounts payable and accrued liabilities; (ii) $210,335 in promissory notes; and (iii) $83,017 due to related parties.

As at the nine month period ended December 31, 2009, our total assets were $7,638 comprised of: (i) current assets of $1,763; (ii) valuation of mining properties of $5,217; and (iii) equipment, net of depreciation, of $658. The decrease in total assets during the nine month period ended December 31, 2009 from fiscal year ended March 31, 2009 was primarily due to the decrease in cash and receivables and in valuation of mineral property.

As at the nine month period ended December 31, 2009, our total liabilities were $486,216 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended December 31, 2009 from fiscal year ended March 31, 2009 was primarily due to the increase in accounts payable, amounts due to related parties and promissory notes. See “Material Commitments.”

Stockholders’ deficit increased from ($315,577) for fiscal year ended March 31, 2009 to ($478,578) for the nine month period ended December 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2009, net cash flows used in operating activities was ($90,752) consisting primarily of a net loss of ($163,001). For the nine month period ended December 31, 2008, net cash flows used in operating activities was ($392,583) consisting primarily of a net loss of ($457,330). During the nine month period ended December 31, 2009, net cash flows used in operating activities was adjusted by items not requiring the use of cash for depreciation in the amount of $110 (2008: $190), interest accrued in the amount of $9,717 (2008: $2,986), and impairment of mineral properties in the amount of $3,580 (2008: $15,348). Net cash flows used in operating activities was further changed by $1,274 (2008: ($2,533)) for receivables and $57,568 (2008: $48,756) for accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the nine month periods ended December 31, 2009 and December 31, 2008, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either debt related advances or the issuance of equity and other debt instruments. For the nine month period ended December 31, 2009, net cash flows provided from financing activities was $89,194 compared to $249,000 for the nine month period ended December 31, 2008. Cash flows from financing activities for the nine month period ended December 31, 2009 consisted of: (i) $-0- (2008: $100,000) in proceeds from sale of common stock; (ii)  $43,444 (2008: $4,000) in related party amounts; and (iii) $45,750  in promissory notes (2008: $145,000).

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

Advances and further private placements are expected to be adequate to fund our operations over the next six months. However, we will require financing to enable us to complete our exploration programs, and to pay for our general and administrative expenses for the next twelve months.

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

Promissory Notes

On May 27, 2008, we issued a promissory in the principal amount of $50,000 due on August 26, 2008. The note is unsecured and bears interest at the rate of 7%. The promissory note was not paid on August 26, 2008. Therefore, the note continues to accrue interest at the rate of 7% per annum. Interest of $2,886 was accrued during fiscal year ended March 31, 2009 and a further $2,838 accrued during the nine-month period ended December 31, 2009.

On September 12, 2008, we issued a promissory note in the principal amount of $20,000 due within 190 days from the date of issuance. The promissory note is unsecured and bears interest at the rate of 8% per annum. The promissory note was not paid on March 21, 2009. Therefore, the note continues to accrue interest at the rate of 8% per annum. Interest of $881 was accrued during fiscal year ended March 31, 2009 and a further $1,284 accrued during the nine month period ended December 31, 2009.

On November 20, 2008, we issued a promissory note in the principal amount of $4,000 due within six months from the date of issuance. The promissory note is unsecured and bears interest at the rate of 10% per annum. On June 3, 2009, we issued an additional promissory note in the amount of $1,000 with the same shareholder. The note is due on June 3, 2010, is unsecured and bears interest at 10% per annum. On September 18, 2009, we issued another unsecured promissory note with this same shareholder in the amount of $4,100 due and payable with accumulated interest in one year and bearing interest at the rate of 10% per annum. Interest of $145 was accrued on the $4,000 note during fiscal year ended March 31, 2009 and a further $244 accrued during the nine month period ended December 31, 2009. Interest of $118 was accrued on the $1,000 note during the nine month period ended December 31, 2009.

On December 3, 2008, we issued a promissory note to one of our significant shareholders in the principal amount of $75,000 due on June 4, 2009(`First Note`). The First note is unsecured with interest at the annual rate of 8%. The First note was not repaid on its due date. The First note is due on demand and continues to accrue interest at its originally stated terms. On June 16, 2009 we issued an additional promissory note in the amount of $40,000 with the same shareholder (`Second Note`). The Second note is due on December 16, 2009, is unsecured and bears interest at 8% per annum. Interest of $1,956 was accrued on the $75,000 note during fiscal year ended March 31, 2009 and a further $5,164 was accrued during the nine month period ended December 31, 2009 on both the First note and the Second notes.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the nine month period ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SILICA RESOURCES CORPORATION

Dated: February 15, 2010	By:	/s/ Gerry Jardine
Gerry Jardine, President and
Chief Executive Officer

Dated: February 15, 2010	By:	/s/ Gerry Jardine
Gerry Jardine, Chief Financial Officer