Form 10-K
period 2010-03-31
SILICA RESOURCES CORP
filed 2010-06-29
CIK 1368505

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

Mark One
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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
Common Stock, $0.001
(Title of Class)

Indicate by check mark if the registration is a well-known seasoned issuer as defined in Rule 403 of the Securities Act.

☐ Yes     ☒ No

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity:  Currently no market in the Issuers common equity.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes ☒ No  ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 22, 2010
Common Stock, $0.001	72,755,800

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

Cutoff grade - The lowest grade of mineral ore, in percent U3O8, at a minimum specified thickness that can be mined at a specified cost.

Diamond Drilling – a type of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable drill core sample of rock for observation and analysis.

Electro-magnetic (“EM”) Survey - A geophysical survey method which measures the electromagnetic properties of rocks.

Fault – a fracture or break in rock along which there has been movement.

Fluvial - Of or pertaining to a river or rivers.

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

In Situ leach mining (ISL) - The recovery through chemical leaching of mineral from an ore body without physical extraction of the ore from the ground: also referred to as "solution mining."

Lense - A body of ore that is thick in the middle and tapers towards the ends.

Glossary - continued

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Silica Resources Corporation was incorporated under the laws of the State of Nevada in October 7, 2005. We are engaged in the business of acquisition, exploration, and development of mineral properties in the United States and Canada. We also plan to locate and acquire other precious or industrial mineral properties. As of the date of this Annual Report, our main focus is the identification, acquisition, exploration and development of mineral properties, which has resulted in the acquisition of our interest in the properties discussed below.

Our shares of common stock are quoted on Pink OTC Markets under the symbol “SRCN”.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we", "our", "us”, "the Company", “the Corporation”, “Silica”, or "Silica Resources Corporation" refers to Silica Resources Corporation.

Transfer Agent

Our transfer agent is Transfer Online, Inc. of 512 SE Salmon Street, Portland, Oregon  USA 97214.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

As of August 31, 2008, we have decided to allow the leases on the Roaring River and Ramey Creek properties to lapse without renewal due to difficulties with environmental policies that were not conducive to long term exploration initiatives. We have thus impaired lapsed mineral properties by $15,347 during fiscal year ended March 31, 2009.

Effective on June 30, 2009, we decided to renew fifty (50) of the eighty-six (86) total claims based on identification of exploratory and geological work indicating core claims and to allow the remaining thirty-six (36) claims comprising the property to lapse without renewal. Management has analyzed the market conditions and rising price for molybdenum and believes that such factors increase the potential value of these claims as an exploration target. We have thus impaired lapsed mineral properties by $3,580  during fiscal year ended March 31, 2010 on the basis of net acres abandoned. The renewed lease on the Elkhorn property remains in good standing and is paid through August 2010.

As of the date of this Annual Report, the Elkhorn Property is comprised of 50 staked MO Lode mining claims on approximately 920 acres within the Elkhorn Mining District in Beaverhead County, Montana.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

MINERAL PROPERTIES - continued

A map showing the location of the Elkhorn property is provided below:

4S 12W
Beaverhead
MOUNTAINS

Mo Lode Claims
Elkhorn Mining District
Beaverhead County, Montana

Geology and Mineralization. The geology of the Elkhorn area is dominated by Cretaceous and Tertiary granitic rocks of the Pioneer Batholith of calc-alkaline composition.  It lies east of the Idaho Batholith and within the Cordilleran fold and thrust belt.  The area of interest is underlain primarily by granodiorite, tonalite and quartz diorite.  The Comet fault trends north, connecting with the 4th of July fault, which continues into the sedimentary rocks of the northern Pioneers.  The Comet fault is believed to be significant in the sub parallel vein mineralization of the Elkhorn area, as is the 4th of July fault in the Cannivan Gulch deposit to the north.

Historically, silver, lead and zinc were recovered from ores mined from quartz veins in the upper fault block to the west of the Comet fault.  The lower block exhibits significant molybdenite mineralization previously observed by Senior Consulting Geologist Joseph Worthington in the presently inaccessible 1000 level Elkhorn Mine adit.

Current and Planned Exploration Efforts. Current exploration efforts involve surface mapping and sampling of previously mined areas.  Geochemical sampling indicates low molybdenum values in the veins of the upper block.  Samples of sediment washed out of the 1000 level adit yield higher molybdenum values.   Surface sampling has continued to identify future drill sites in order to establish the full parameters of the mineralized zone. Recent exploration efforts involve surface mapping and sampling of previously mined areas. Geochemical sampling indicates low molybdenum values in the veins of the upper block.  Samples of sediment washed out of the 1,000 level adit yield higher molybdenum values.  Efforts two years ago were focused on preparing and filing plans with the local Forest Service District Ranger for permitting of surface drilling operations. Two diamond drill holes have been drilled by the Company in October, 2008 that have targeted the molybdenum mineralization previously noted in the 1,000 level adit to ascertain preliminary distribution and depth of mineralization.  Directional drilling at angles of 70-75 degrees for each hole was drilled to a distance of 1,000 lineal feet to a vertical depth exceeding 600 feet, below that level previously noted in the 1,000 level adit.  Both holes were collared at an elevation of 8,200 feet.  Completion of all assay results for the drilling has not been completed based on nominal preliminary results of certain test assays of drill cores.  Although certain target mineralization was encountered, the results were inconclusive based on only two drill holes.  Surface sampling will also continue to identify future drill sites in order to help establish the full parameters of the potential mineralized zones.  Drilling site selection was conducted in conjunction with the US Forest Service and required government authorities.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

MINERAL PROPERTIES - continued

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

Present Condition and Current Status. Our Prospect Lease presently does not have any mineral reserves and the Prospect Lease Property is undeveloped and does not contain any open-pit or underground mines.  There is no plant or equipment located on the property. Restaking in areas of interest has been completed resulting in approximately 247 acres that have been re-leased through July 2010.  The Company has decided to abandon the claims of interest to concentrate on the Company’s US claims and further acquisitions.

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

GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Montana.  In addition to the laws and regulations specifically discussed below, additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration programs.  The amount of these costs is not known at this time as we do not know the size or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

GOVERNMENT REGULATION - continued

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

ENVIRONMENTAL MATTERS - continued

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

In considering whether to invest in our common stock, you should consider that our inception was October 7, 2005 and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance.  In addition, we have only recently acquired our primary mineral exploration prospects located in Montana, and elsewhere with limited experience in early stage exploration efforts.

ITEM 1A. RISK FACTORS - continued

RISKS RELATED TO OUR BUSINESS - continued

We have a history of operating losses and there can be no assurances we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately ($1,107,631) from October 7, 2005 (inception) to March 31, 2010. As of March 31, 2010, we had an accumulated deficit of ($1,107,631) and had incurred losses of approximately ($224,136) during fiscal year ended March 31, 2010. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

The financial statements for the fiscal years ended March 31, 2010 and March 31, 2009 have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See “Item 7. Management’s Discussion and Analysis or Plan of Operation – Going Concern.”

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

Access to the property that is the subject to the Elkhorn Property (which is located in Montana) may be restricted in winter months due to inclement weather.  As a result, any attempts to visit, test or explore such properties are limited to those months when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as any mining or production in the event that commercial amounts of minerals are found. This may cause our business venture to fail and the loss of your entire investment in our common stock.

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

If we fail to meet requirements property claim maintenance requirements and other government regulated requirements on a timely basis, our prospect leases will lapse and we may be prevented from staking a lease covering the same ground.  Accordingly, you could lose all or part of your investment in our common stock.

Costs associated with environmental liabilities and compliance may increase with an increase in future scale and scope of operations.

We believe that our operations currently comply, in all material respects, with all applicable environmental regulations. However, we are not insured at the current date against possible environmental risks and all other risks.

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

ITEM 1A. RISK FACTORS - continued

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

As of the date of this Annual Report, there are 33,035,800 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

As of the date of this Annual Report, our common stock trades on the Pink OTC Markets. There is a volatility associated with Pink OTC Markets securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations and capital investment; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “SRCN:OB” commencing approximately December 2007. The Company’s shares currently are quoted on the Pinks OTC Markets. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2010	n/a	n/a
December 31, 2009	n/a	n/a
August 31, 2009	n/a	n/a
June 30, 2009	n/a	n/a
March 31, 2009	n/a	n/a
December 31, 2008	n/a	n/a
August 31, 2008	n/a	n/a
June 30, 2008	n/a	n/a
March 31, 2008	n/a	n/a
December 31, 2007	$ 1.80	n/a

As of March 31, 2010, we had 78 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have any equity compensation plan authorized or adopted. The table set forth below presents information relating to our equity compensation plans as of March 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	n/a	n/a	n/a

Equity Compensation Plans Not Approved by Security Holders

Warrants	400,000	$0.35	-0-

Total	400,000

Common Stock Purchase Warrants

As of the date of this Annual Report, there are an aggregate of 400,000 common stock purchase warrants issued and outstanding (the “Warrants”) to purchase shares of common stock. During fiscal year ended March 31, 2010, an aggregate 1,480,000 warrants expired by their terms. The aggregate 400,000 Warrants and the shares of common stock underlying the Warrants were issued in a private placement by us during fiscal year ended March 31, 2009 and have an exercise price of $0.35 per share exercisable for a two-year period from the date of issuance.

As of the date of this Annual Report, none of the 400,000 Warrants have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended March 31, 2009, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected income statement data for fiscal years ended March 31, 2010 and 2009 and the selected balance sheet data as of March 31, 2010 and 2009 are derived from our audited financial statements which are included elsewhere herein.
	Fiscal Years Ended March 31 2010 and 2009		For the Period from October 7, 2005 (inception) to March 31, 2010
STATEMENT OF OPERATIONS DATA
Expenses
Consulting	$103,100	$191,452	$357,351
Depreciation	768	230	1,228
Interest	15,309	5,999	21,308
Impairment of properties	3,508	15,347	18,927
Legal	19,207	36,149	159,898
Management fees	-	-	15,000
Mineral property exploration	7,025	199,284	307,095
Office and administration	47,641	54,448	144,089
Professional services	27,506	28,485	91,328
Loss from Operations	(224,136)	(531,394)	(1,116,224)
Settlement of debt	-0-	-0-	8,593
Net Income (Loss)	$(224,136)	$(531,394)	$(1,107,631)

BALANCE SHEET DATA
Total Assets	$8,987	$14,160
Total Liabilities	548,700	329,737
Stockholders Equity (Deficit)	$(539,713)	$(315,577)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 7, 2005) to fiscal year ended March 31, 2010, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009.

Our net loss for fiscal year ended March 31, 2010 was ($224,136) compared to a net loss of ($531,394) during fiscal year ended March 31, 2009 (a decrease of $307,258). During fiscal years ended March 31, 2010 and 2009, we did not generate any revenue.

During fiscal year ended March 31, 2010, we incurred operating expenses of approximately $224,136 compared to $531,394 incurred during fiscal year ended March 31, 2009 (a decrease of $307,258). The operating expenses incurred during fiscal year ended March 31, 2010 consisted of: (i) consulting of $103,100 (2009: $191,452); (ii) depreciation of $768 (2009: $230); (iii) interest of $15,309 (2009: $5,999); (iv) impairment of mineral properties of $3,580 (2009: $15,347); (v) legal of $19,207 (2009: $36,149); (vi) mineral property exploration of $7,025 (2009: $199,284); (vii) office and administration of $47,641 (2009: $54,448); and (viii) professional services of $27,506 (2009: $28,485).

Operating expenses incurred during fiscal year ended March 31, 2010 compared to fiscal year ended March 31, 2009 decreased primarily due to the decrease of consulting and mineral property exploration fees associated with the decreased scope and scale of our exploration operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Thus, our net loss during fiscal year ended March 31, 2010 was ($224,136) or ($0.00) per share compared to a net loss of ($531,394) or ($0.01) per share during fiscal year ended March 31, 2009. The weighted average number of shares outstanding was 72,755,800 for fiscal year ended March 31, 2010 compared to 78,296,574 for fiscal year ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended March 31, 2010

As at fiscal year ended March 31, 2010, our current assets were $3,770 and our current liabilities were $548,700, which resulted in a working capital deficit of ($544,930). As at fiscal year ended March 31, 2010, current assets were comprised of: (i) cash in the amount of $2,057; and (ii) receivables in the amount of $1,713. As at fiscal year ended March 31, 2010, current liabilities were comprised of: (i) $217,873 in accounts payable and accrued liabilities; (ii) $232,810 in promissory notes; and (iii) $98,017 due to related parties.

As at March 31, 2010, our total assets were $8,987 comprised of: (i) current assets of $3,770; and (ii) mineral properties of $5,217. The decrease in total assets during fiscal year ended March 31, 2010 from fiscal year ended March 31, 2009 was primarily due to a decrease in the value of mineral properties.

As at March 31, 2010, our total liabilities were $548,700 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended March 31, 2010 from fiscal year ended March 31, 2009 was primarily due to an increase in accounts payable and accrued liabilities and an increase in promissory notes and amounts due to related parties.

Stockholders’ deficit increased from ($315,577) for fiscal year ended March 31, 2009 to ($539,713) for fiscal year ended March 31, 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended March 31, 2010, net cash flows used in operating activities was ($61,389), consisting primarily of a net loss of ($224,136). Net cash flows used in operating activities was adjusted by items not requiring the use of cash: (i) $768 in depreciation; (ii) $15,099 in accrued interest; (iii) $3,580 in impairment of mineral properties; and (iv) $60,000 in accrued consulting fees. Net Cash flows used in operating activities was further changed by $723 in receivables and $82,577 in accounts payable and accrued liabilities.

For fiscal year ended March 31, 2009, net cash flows used in operating activities was ($422,651), consisting primarily of a net loss of ($531,394). Net cash flows used in operating activities was adjusted by items not requiring the use of cash: (i) $230 in depreciation; (ii) $5,868 in accrued interest; and (iii) $15,347 in impairment of mineral properties. Net cash flows used in operating activities was further changed by: (i) receivables of $621; and (ii) $86,677 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For fiscal year ended March 31, 2010, net cash flows used in investing activities was $-0-. For fiscal year ended March 31, 2009, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended March 31, 2010, net cash flows provided from financing activities was $61,287 compared to $276,556 for the fiscal year ended March 31, 2009. Cash flows from financing activities for fiscal year ended March 31, 2010 consisted of: (i) $62,843 in promissory notes, which was offset by ($1,556) in repayment of advances from a related party. Cash flows from financing activities for fiscal year ended March 31, 2009 consisted of: (i) $100,000 in proceeds on sale of common stock; (ii) $27,556 in advances from a related party; and (iii) $149,000 in promissory notes.

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

During fiscal year ended March 31, 2009, we completed a private placement offering (the “Private Placement Offering”), whereby we issued an aggregate of 400,000 units at $0.25 per unit for proceeds of $100,000. Each unit consists of one share of our restricted common stock and one non-transferable share purchase warrant exercisable at $0.35 per share for a two-year period from the date of share issuance.  The Private Placement Offering was completed in reliance on Regulation S of the Securities Act. Sales were made to only non-U.S. residents. The Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets, and net estimated worth.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary. We anticipate expenditures as follows during the next phase of exploration and development of our Elkhorn property subject to the availability of adequate funding yet to be obtained.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION - continued

PLAN OF OPERATION AND FUNDING - continued

Elkhorn Property	Budgeted Expense
Land acquisition and maintenance	$30,000
Personnel and travel	50,000
Consultants	30,000
Drilling 5,000 feet at 60 foot (4 DDH)	300,000
Road and drillsite preparations	20,000
Engineering, surveying	15,000
Assaying (500 samples at 50 foot intervals)	25,000
Contingency and unallocated	80,000
Elkhorn Property Total:	550,000

We will have to raise additional funding in order to conduct any such work programs outlined above and budgeted expenditures relating to the Elkhorn Property as well as ongoing general and administrative expenses and those required costs related to the Property relating to the Agreement.  We will also have to settle existing payables and extinguish existing debts.

We estimate that our total expenditures over the next twelve months could be approximately $750,000 to $900,000. Possible future acquisition targets remain unbudgeted in the estimate of expenditures.

Advances and further private placements are expected to be adequate to fund our operations over the next six months. However, we will require financing to enable us to complete our exploration programs, and to pay for our general and administrative expenses for the next 12 months.

During the twelve month period following the date of this Annual Report, we anticipate that we will not generate any revenue. Accordingly, we anticipate that we will be required to obtain financing in order to complete our plan of operations during the next twelve months. We believe that debt financing will not be an alternative for us as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or contemplated debt securities to fund our plan of operations. In the absence of such financing, we will not be able to continue exploration of our prospects and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our prospects. If we do not continue to obtain financing, we will be forced to abandon our exploration prospects and our plan of operations will fail.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, and other than our continuing obligations under the Agreement, we do not have any material commitments other than as described below.

Promissory Notes

On May 27, 2008, we issued a promissory in the principal amount of $50,000 due on August 26, 2008. The note is unsecured and bears interest at the rate of 7%. The promissory note was not paid on August 26, 2008, therefore, the note continues to accrue interest at the rate of 7% per annum and is due upon demand. During fiscal years ended March 31, 2010 and March 31, 2009, interest of $3,567 and $2,886 respectively, was accrued.

On September 12, 2008, we issued a promissory note in the principal amount of $20,000 due within 190 days from the date of issuance. The promissory note is unsecured and bears interest at the rate of 8% per annum. The note was not repaid at the end of term and continues to accrue interest at originally stated rate of interest. During fiscal years ended March 31, 2010 and March 31, 2009, interest of $1,600 and $881 respectively, was accrued. The note is due on demand and continues to accrue interest at its originally stated terms.

On November 20, 2008, we issued a promissory note in the principal amount of $4,000 due within six months from the date of issuance. The promissory note is unsecured and bears interest at the rate of 10% per annum. The note was not repaid at the end of term and continues to accrue interest at originally stated rate of interest.  During fiscal years ended March 31, 2010 and March 31, 2009, interest of $429 and $145, respectively, was accrued.  Moreover, two further unsecured notes with annual interest at 10% were issued by us to this creditor on September 18, 2009 and November 13, 2009 in the amount of $650 and $4,100, respectively.  Each of these notes is for a one year term from the date of issuance. During fiscal year ended March 31, 2010, interest of $243 accrued on both these notes. In addition, two further unsecured notes with annual interest at 10% were issued by us to this creditor on June 3, 209 and February 3, 2010 in the amounts of $984 (CDN$1,000) and $9,809 (CDN$10,000), respectively. Each of these notes is for a one year term from the date of issuance. During fiscal year ended March 31, 2010, interest of $159 was accrued on both notes.  Lastly, a further unsecured note with annual interest at 10% was issued by us to this creditor on January 18, 2010 in the amount of $7,300. This note is for a one year term from the date of issuance. During fiscal year ended March 31, 2010, interest of $146 was accrued on this note.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION - continued

MATERIAL COMMITMENTS - continued

On December 3, 2008, we issued a promissory note to one of our significant shareholders in the principal amount of $75,000 due on June 4, 2009. The note is unsecured with interest at the annual rate of 8%, compounded monthly. During fiscal years ended March 31, 2010 and March 31, 2009, interest of $6,353 and $1,956, respectively, was accrued. On June 16, 2009, we issued a second promissory note to this shareholder in the amount of $40,000. The note was due on December 16, 2009, is unsecured, and bears interest at 8% per annum compounded monthly. Interest of $2,602 was accrued during fiscal year ended March 31, 2010. These notes were not repaid on their due dates and continue to accrue interest at originally stated terms

PURCHASE OF SIGNIFICANT EQUIPMENT

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2010 and March 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

 In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes general standards of accounting for recognizing in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption had no material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of U.S. authoritative generally accepted accounting principles (GAAP). The codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance will not have an effect on the Company’s results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are note expected to be significant to our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Silica Resources Corporation
(An Exploration Stage Company)

FINANCIAL STATEMENTS

March 31, 2010

Index

Report of Independent Registered Public Accounting Firm Dated June 19, 2010	F–1

Balance Sheets as at March 31, 2010 and March 31, 2009	F–2

Statements of Operations for Fiscal Years Ended March 31, 2010 and March 31, 2009 and for the Period From October 7, 2005 (Inception) to March 31, 2010	F–3

Statements of Cash Flows for the Fiscal Years Ended March 31, 2010 and March 31, 2009 and for the Period From October 7, 2005 (Inception) to March 31, 2010	F–5

Statement of Stockholders’ Deficit	F–6

Notes to the Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Silica Resources Corporation:

We have audited the accompanying balance sheets of Silica Resources Corporation (an exploration stage company) as of March 31, 2010 and 2009 and the statements of operations, cash flows and stockholders’ deficit for the years ended March 31, 2010 and 2009 and the period from October 7, 2005 (date of inception) through March 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Silica Resources Corporation as of March 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended March 31, 2010 and 2009, and the period from October 7, 2005 (date of inception) through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

"DMCL"
Dale Matheson Carr-Hilton LaBonte LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
June 19, 2010

Silica Resources Corporation
(An Exploration Stage Company)
Balance Sheets

	March 31, 2010 $	March 31, 2009 $
ASSETS

Current Assets

Cash	2,057	2,159
Receivables (Note 3)	1,713	2,436

	3,770	4,595

Mineral properties (Note 4)	5,217	8,797

Equipment, net of depreciation	-	768

Total Assets	8,987	14,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	217,873	135,296
Promissory notes (Notes 7)	232,810	154,868
Due to related parties (Note 6)	98,017	39,573

Total Liabilities	548,700	329,737

Stockholders’ Deficit

Capital stock (Note 5) Authorized: 2,000,000,000 common shares, $0.001 par value Issued and outstanding: 72,755,800 shares (March 31, 2009 – 72,755,800 shares)	72,756	72,756

Warrants (Note 5)	12,703	61,235

Additional paid in capital	482,459	433,927

Deficit accumulated during the exploration stage	(1,107,631)	(883,495)

Total Stockholders’ Deficit	(539,713)	(315,577)

Total Liabilities and Stockholders’ Equity	8,987	14,160

Contingency (Note 1)
Commitment (Note 9)

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Operations

	For the Year Ended March 31,	For the Year Ended March 31,	Accumulated From October 7, 2005 (Date of Inception) to March 31,
	2010	2009	2010
	$	$	$

Expenses

Consulting	103,100	191,452	357,351
Depreciation	768	230	1,228
Interest	15,309	5,999	21,308
Impairment of properties (Note 4)	3,580	15,347	18,927
Legal	19,207	36,149	159,898
Management fees	-	-	15,000
Mineral property exploration (Note 6)	7,025	199,284	307,095
Office and administration	47,641	54,448	144,089
Professional services	27,506	28,485	91,328

Loss from operations	(224,136)	(531,394)	(1,116,224)

Other item:
Settlement of debt	-	-	8,593

Net loss	(224,136)	(531,394)	(1,107,631)

Basic and diluted loss per share	(0.00)	(0.01)

Weighted average number of shares outstanding – basic and diluted	72,755,800	78,296,574

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended March 31,	For the Year Ended March 31,	Accumulated From October 7, 2005 (Date of Inception) to March 31,
	2010	2009	2010
	$	$	$

Operating Activities

Net loss	(224,136)	(531,394)	(1,107,631)

Items not requiring the use of cash
Depreciation	768	230	1,228
Interest accrued	15,099	5,868	20,967
Mineral property costs	-	-	300
Consulting fees accrued	60,000	-	60,000
Impairment of mineral properties	3,580	15,347	18,927
Settlement of debt	-	-	(8,593)
Changes in operating assets and liabilities
Receivables	723	621	(1,713)
Accounts payable and accrued liabilities	82,577	86,677	226,466

Net Cash Used in Operating Activities	(61,389)	(422,651)	(790,049)

Investing Activities

Acquisition of mineral properties	-	-	(24,144)
Acquisition of office equipment	-	-	(1,228)
Net Cash Used in Investing Activities	-	-	(25,372)

Financing Activities

Proceeds on sale of common stock	-	100,000	567,618
(Repayment) advances from related party	(1,556)	27,556	38,017
Promissory notes	62,843	149,000	211,843

Net Cash Provided by Financing Activities	61,287	276,556	817,478

Increase (Decrease) in Cash	(102)	(146,095)	2,057

Cash – Beginning	2,159	148,254	-

Cash – End	2,057	2,159	2,057

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Statement of Stockholders' Deficit
October 7, 2005 (Date of Inception) to March 31, 2010

						Deficit
						Accumulated
			Additional	Common		during the
	COMMON STOCK		Paid-in	Share		Exploration
	Number	Par Value	Capital	Subscription	Warrants	Stage	TOTAL
		$	$	$	$	$	$
Beginning balance	-	-	-	-	-	-	-

Capital Stock issued for Cash:
- February 2006 at $0.00005 per share	60,000,000	60,000	(57,000)	-	-	-	3,000
- February 2006 at $0.0025 per share	24,000,000	24,000	36,000	-	-	-	60,000
- March 2006 at $0.0025 per share	6,400,000	6,400	9,600	-	-	-	16,000
Capital Stock issued for Mineral Property:
- March 2006 at $0.0025 per share	120,000	120	180	-	-	-	300

Capital Subscription	-	-	-	(2,000)	-	-	(2,000)

Net loss	-	-	-	-	-	(12,280)	(12,280)

Balance, March 31, 2006	90,520,000	90,520	(11,220)	(2,000)	-	(12,280)	65,020

Capital Stock issued for Cash:
- June 2006 at $0.0025 per share	8,000,000	8,000	12,000	-	-	-	20,000
- September 2006 at $0.0025 per share	800,000	800	1,200	-	-	-	2,000

Capital Subscription	-	-	-	2,000	-	-	2,000

Net loss	-	-	-	-	-	(127,317)	(127,317)

Balance, March 31, 2007	99,320,000	99,320	1,980	-	-	(139,597)	(38,297)

Capital Stock issued for Cash:
- November 2007 to January 2008 at $0.25 per share	1,480,000	1,480	319,988	-	48,532	-	370,000

Issue Cost - legal	-	-	(3,382)	-	-	-	(3,382)

Net loss	-	-	-	-	-	(212,504)	(212,504)

Balance, March 31, 2008	100,800,000	100,800	318,586	-	48,532	(352,101)	115,817

Capital Stock issued for Cash:
- June 3, 2008 at $0.25 per share	400,000	400	86,897	-	12,703	-	100,000

Shares Cancelled	(28,444,200)	(28,444)	28,444	-	-	-	-

Net loss	-	-	-	-	-	(531,394)	(531,394)

Balance, March 31, 2009	72,755,800	72,756	433,927	-	61,235	(883,495)	(315,577)

1,480,000 warrants expired	-	-	48,532	-	(48,532)	-	-

Net loss	-	-	-	-	-	(224,136)	(224,136)

Balance, March 31, 2010	72,755,800	72,756	482,459	-	12,703	(1,107,631)	(539,713)

The accompanying notes are an integral part of these financial statements

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2010

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $544,930 as at March 31, 2010 ($325,142 – March 31, 2009) and has incurred losses since inception resulting in an accumulated deficit of $1,107,631 as at March 31, 2010 ($883,495 – March 31, 2009) and has overdue promissory notes of $209,406 as at March 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and ultimately generating profitable operations in the future. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and private placement of common stock.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At March 31, 2010 and 2009, the Company had no cash equivalents.

Mineral Properties

The Company accounts acquisition costs for mineral rights as tangible assets and shown as a separate component of property, plant, and equipment.   Costs relating to exploration and development are expensed as incurred until such time as economic reserves are quantified.  To date, the Company has not established any proven reserves on any of its mineral properties.

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
March 31, 2010

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar.  Foreign currency transactions mainly occur in Canadian currency.   Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are recorded at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Exchange gains or losses resulting from foreign currency transactions are included in results of operations.

Financial Instruments

Financial instruments, which include cash, receivables, accounts payable, promissory notes and advances from related parties were estimated to approximate their carrying values due to the short-term maturity of these instruments. The fair value of the amounts due to related parties is not determinable as they have no specific repayment terms.

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

Income Taxes

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

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2010

Note 2	Summary of Significant Accounting Policies - continued

Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As the effects of conversion of dilutive securities is anti-dilutive, basic loss per share is equal to diluted loss per share as at the year ended March 31, 2010 and 2009.

Comprehensive Loss

For all periods presented, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in these financial statements.

Stock-based Compensation

The Company has estimated the appropriate fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.  As at March 31, 2010, the Company has not granted any stock options and, therefore has not recognized any stock based compensation expense.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes general standards of accounting for recognizing in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption had no material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of U.S. authoritative generally accepted accounting principles (GAAP). The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Note 3	Receivables

The Company had Goods and Services Tax receivable of $1,713 at March 31, 2010 (March 31, 2009 – $2,436) from the Government of Canada.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2010

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

United States

Elkhorn property

On January 31, 2008, the Company entered into a Mineral Property Acquisition Agreement (“Agreement”) with Major Ventures LLC, Elk Creek Corporation and Balbach Colorado Inc. (collectively, the “Vendors”). The Vendors granted to the Company the sole and exclusive option to acquire a 100% undivided legal, beneficial and registerable interest in and to the following unencumbered mineral property interests (collectively, the “Property”):

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

Effective on August 31, 2008, the Company decided to allow the leases on the Roaring River and Ramey Creek properties to lapse without renewal. The Company has impaired lapsed mineral properties by $15,347 during the year ended March 31, 2010 on the basis of net acres abandoned.

Effective on June 30, 2009, the Company decided to allow the 36 of the 86 total claims comprising the Elkhorn property to lapse without renewal.  The Company has impaired lapsed mineral properties by $3,580 on the basis of net acres abandoned.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2010

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

At March 31, 2010, there were no outstanding stock options.

Stock Purchase Warrants

Warrant transactions and the number of warrants outstanding at March 31, 2010 and 2009 are summarized as follows:

	Year ended March 31, 2010			Year ended March 31, 2009
	Number of Shares	Weighted Average Exercise Price per Share $	Weighted Average Life in Years	Number of Shares	Weighted Average Exercise Price per Share $	Weighted Average Life in Years
Balance, Beginning	1,880,000	0.35	0.79	1,480,000	0.35	1.83
Granted	-	-	-	400,000	0.35	2.00
Expired	(1,480,000)	0.35	-	-	-	-
Balance, Ending	400,000	0.35	0.18	1,880,000	0.35	0.79

Note 6	Related Party Transactions

As at March 31, 2010, the Company owed $12,017 (March 31, 2009 - $12,017) for expense reimbursements to a company with a director in common.

As at March 31, 2010, the Company owed $86,000 (March 31, 2009 - $26,000) in consulting fees for mineral property exploration services rendered and $Nil (March 31, 2009 - $1,556) in related expenses to a director and officer of the Company. The Company paid this director and officer an aggregate of $1,556 for reimbursed expenses during the year ended March 31, 2010.

The above transactions have been recorded at exchange amount which is the amount of consideration established and agreed to by the related parties.

Note 7	Promissory Notes

On May 27, 2008, the Company signed a promissory note, with a company that is a significant shareholder, due on August 26, 2008 in the amount of $50,000, unsecured with annual interest of 7%.  The note was not repaid on its due date.  Interest of $2,886 was accrued during the period ended March 31, 2009 and a further $3,567 was accrued during the year ended March 31, 2010.  The note is due on demand and continues to accrue interest at its originally stated terms.

On September 12, 2008, the Company issued a promissory note in the amount of $20,000, unsecured, due and payable with accumulated interest within 190 days and bears interest of 8% per annum.  The note was not repaid on its due date. Interest of $881 was accrued during the period ended March 31, 2009 and a further $1,600 was accrued during the year ended March 31, 2010. The note is due on demand and continues to accrue interest at its originally stated terms.

Silica Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2010

Note 7	Promissory Notes - continued

On November 20, 2008, the Company issued a promissory note in the amount of $4,000, unsecured, due and payable with accumulated interest within 6 months and bears interest of 10% per annum. The note was not repaid on its due date. Interest of $145 was accrued during the year ended March 31, 2009 and a further $429 was accrued during the year ended March 31, 2010. The note is due on demand and continues to accrue interest at its originally stated terms. Two further unsecured notes with annual interest at 10% were issued by the Company to this shareholder on September 18, 2009 and November 13, 2009 in the amounts of $650 and 4,100 respectively, each for a one year term from the date of issue; the Company accrued an aggregate of $243 in interest on these notes during the year ended March 31, 2010.  In addition, two further unsecured notes denominated in CDN$ with annual interest at 10% were issued by the Company to this shareholder on June 3, 2009 and February 3, 2010 in the amounts of $984 (CDN$1,000) and $9,809 (CDN$10,000) respectively, each for a one year term from the date of issue; the Company accrued an aggregate of $159 in interest on these notes during the year ended March 31, 2010.  A further unsecured note with annual interest at 10% was issued by the Company to this shareholder on January 18, 2010 in the amount of $7,300, for a one year term from the date of issue; the Company accrued an aggregate of $146 in interest on this note during the year ended March 31, 2010.

On December 3, 2008, the Company issued a promissory note, to a company that is a significant shareholder, due June 4, 2009 in the amount of $75,000, unsecured with annual interest of 8% compounding monthly.  The note was not repaid on its due date. Interest of $1,956 was accrued during the period ended March 31, 2009 and a further $6,353 was accrued during the year ended March 31, 2010.  The note is due on demand and continues to accrue interest at its originally stated terms. On June 16, 2009, the Company issued a second promissory note to this shareholder in the amount of $40,000. The note was due on December 16, 2009, is unsecured, and bears interest at 8% per annum compounded monthly. The note was not repaid on its due date. Interest of $2,578 was accrued during the period ended March 31, 2010. The note is due on demand and continues to accrue interest at its originally stated terms.

Note 8	Income Taxes

The significant components of the Company's statutory and effective tax rate and deferred tax assets are as follows:

	2010	2009

Net loss	$(224,136)	$(531,394)
Statutory tax rate	30.0%	30.0%
Effective tax rate	-	-

Expected tax recovery	67,200	159,400
Increase (decrease) resulting from:
Change in valuation allowance	(67,200)	(159,400)

Net provision for taxes	$-	$-

There were no significant temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $811,000 at March 31, 2010 ($598,000 – March 31, 2009) and the excess of mineral properties capitalized for tax purposes over carrying value of approximately $296,200 at March 31, 2010 ($285,700 – March 31, 2009), both of which may be available to reduce future year's taxable income. The net operating loss carryforwards will expire, if not utilized, commencing in 2025. Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.  The significant components of deferred income tax assets and liabilities are as follows:

	2010	2009

Deferred income tax assets:

Net operating loss carryforward	$243,300	$179,500

Mineral properties and equipment	89,000	85,600

Total deferred tax assets	332,300	265,100

Less: valuation allowance	(332,300)	(265,100)

Net deferred income tax asset	$–	$–

Note 9	Commitment

On February 1, 2008, the Company signed a consulting and professional services agreement with a director of the Company to provide geological, exploration and consulting services for a daily fee of $500 with a minimum of 10 days per month.  The Agreement commenced on February 1, 2008 and expired on January 31, 2009 and since expiry, services are provided on a month to month basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent accountant from inception to current date is Dale Matheson Car-Hilton and Labonte LLP, Chartered Accountants (“DMCL”), Suite 1500, 1140 West Pender, Vancouver, British Columbia, Canada V6E 4G1.  The report of DMCL on our financial statements for fiscal year ended March 31, 2010 and March 31, 2009 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During fiscal year ended March 31, 2010, there were no disagreements between us and DMCL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference thereto in its report on our audited financial statements.

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

As of March 31, 2010, the end of our fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of the Company’s current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

Evaluation of Internal Controls and Procedures Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, we concluded that, during the period covered by this report, such internal controls and procedures were somewhat effective but not by all criteria utilized.  Therefore conclusions were that internal control over financial reporting was not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. To some degree however, a mitigating factor was the minor scale of operations that did not warrant a more elaborate system to reduce risks further.

The matters involving internal controls and procedures that our management considered to be material weaknesses under COSO and SEC rules were:

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

ITEM 9A. CONTROLS AND PROCEDURES - continued

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES - continued

The aforementioned material weaknesses were identified by our Chief Executive Officer / Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2010 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on our financial results due to our current scale and scope of operations. However, management believes that the lack of a formal audit committee and lack of a majority of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we intend to create control situations resulting in the segregation of duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us: (i) appointing one or more outside directors to our board of directors who shall be appointed to our audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a formal audit committee and a lack of a majority of outside directors on our Board of Directors. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. These procedures coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during fiscal year ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Audit Committee

Our Board of Directors has not established an audit committee.  The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2011. When established, the audit committee's primary function will be to provide advice with respect our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Gerry Jardine	59	President/Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer, Principal Accounting Officer and a Director
Richard W. Thomssen	77	Vice President of Exploration and a Director
Paul D. Brock	46	Director

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

Gerry Jardine has been our President/Chief Executive Officer and a director since January 31, 2008 and our Secretary/Treasurer, Chief Financial Officer and Principal Accounting Officer since June 11, 2008. Mr. Jardine was until June 1, 2010, a director of Valcent Products Inc., a green technologies company. Mr. Jardine was president and chief executive officer and a director of New Pacific Ventures from 2001 to 2006. From 1999 to 2004, he was the secretary/treasurer and a director of Prefco Enterprises Inc., a public Canadian construction/development company. From 1989 to 2003, Mr. Jardine was the president and chief executive officer and a director of Truax Venture Corporation, a Canadian public exploration company. Additionally, from 1996 to 2003, Mr. Jardine was the president of Amcan Fiscal Consultants Inc., a private consulting company. From 1986 to 1997, Mr. Jardine was the president and chief executive officer and a director of PowerTech Industries Inc., a Canadian public company involved in the manufacture and sales of HVAC equipment. Over the past twenty-four years, Mr. Jardine has also served as a director to more than half a dozen other companies, mainly operating in resource industries.

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

Paul D. Brock  has been a member of our board of directors since May 3, 2007.  Mr. Brock is a management consultant and currently the president of Bent International Inc., a private company engaged in International Business and Trade consulting.  Mr. Brock served as President of VendTek Systems Inc. from December 1988 to June 2006.  He resigned as Chairman of VendTek in 2008.   Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program and a graduate of  Simon   Fraser   University ’s Executive Management Development Program.  Mr. Brock is a professionally accredited director with the Canadian Institute of Charters Secretaries and Administrators (ICSA) and a member in good standing of the professional association of the Applied Science Technologists of British Columbia.  In addition, Mr. Brock is a director of Zoro Mining Corp., and Omnicity Corp. which are reporting companies under the Exchange Act.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established an audit committee, a compensation committee, nor a nominating committee. However, we intend to establish such committees and adopt and authorize certain corporate governance policies and documentation in conjunction with increased business activity and funding.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers during fiscal years ended March 31, 2010, 2009 and 2008 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)
Jamie Oei, prior
President and CEO (1)	2008	$3,000	-0-	-0-	-0-	---	---	---	$3,000

Gerry Jardine, current President and CEO	2009 2010	-0- -0-	-0- -0-	-0- -0-	-0- -0-	--- ---	--- ---	--- ---	-0- -0-

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

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED MARCH 31, 2009

The following table sets forth information as at March 31, 2010 relating to Stock Options that have been granted to the Named Executive Officers:

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

ITEM 11. EXECUTIVE COMPENSATION - continued

The following table sets forth information relating to compensation paid to our directors during fiscal year ended March 31, 2010, 2009 and 2008:

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
(4)
As at March 31, 2010, we owed to Mr. Thomssen $86,000 in accordance with consulting and mineral property exploration services rendered to us during fiscal year ended March 31, 2009 and March 31, 2010. During fiscal year ended March 31, 2010, we paid to Mr. Thomssen $1,556 for reimbursed expenses.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers and 10% Greater Beneficial Owners:

Agosto Corporation Limited Catherine E. Christopher Building Wickhams Cay 1, Road Town Tortola, British Virgin Islands	6,413,500	8.82%

Pinetree Capital Ltd. 130 King Street West, Suite 2500 Toronto, Ontario Canada M5X 1A9	19,176,900 (2)	26.36%

Woodburn Holdings Ltd. 885 Pyrford Road, West Vancouver, British Columbia Canada V7S2A2	7,209,725	9.91%

West Peak Ventures of Canada Ltd. 1000 – 789 West Pender Street, Vancouver, British Columbia Canada V6C 1H2	6,969,225	9.58%

Sweetwater Capital Corp. 1010 – 789 West Pender Street, Vancouver, British Columbia Canada V6C 1H2	6,814,850	9.37%

Gerry Jardine 1100 Hamilton Street, Suite 306 Vancouver, British Columbia Canada V6B 2S2	-0-	0%

Richard Thomssen 1100 Hamilton Street, Suite 306 Vancouver, British Columbia Canada V6B 2S2	1,000,000	1.37%

Paul D. Brock 1100 Hamilton Street, Suite 306 Vancouver, British Columbia Canada V6B 2S2	-0-	0%

All executive officers and directors as a group (3 persons)	1,000,000	1.37%

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

(2)
This figure includes: (i) 18,176,900 shares of common stock held of record by Pinetree Capital Ltd.; and (ii) 1,000,000 shares of common stock held of record by Pinetree Resources Partnership, of which Pinetree Capital Ltd. directly owns over 90% and beneficially owns 100% of Pinetree Resources Partnership.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended March 31, 2010.

EMPLOYMENT ARRANGEMENTS

As of the date of this Annual Report, we have agreed to pay certain of our executive officers and directors compensation for services rendered as follows:

Vice President of Exploration

Effective February 1, 2008 for a one year term, our Board of Directors approved and authorized the execution of the Consulting Agreement with our Vice President of Exploration and one of our directors, Richard Thomssen. In accordance with the terms and provisions of the Consulting Agreement: (i) Mr. Thomssen shall perform any such services as required in his executive capacity as our Vice President of Exploration, including mineral exploration services; and (ii) we shall pay to Mr. Thomssen a daily fee of $500 with a minimum of ten days per month. Although the consulting agreement was not renewed after expiry of its original term, and consulting affiliation continues with Mr. Thomssen providing services on an as required basis at the rate of $5,000 per month.

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

ITEM 15. PRINCIPAL ACCOUNTING FEES AND SERVICES

We incurred approximately $21,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended March 31, 2010, and for the review of our financial statements for the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009.

We incurred approximately $29,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended March 31, 2009 and for the review of our financial statements for the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008.

We incurred approximately $2,000 for tax related services for the year ended March 31, 2010.

We incurred approximately $2,000 for tax related services for the year ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICA RESOURCES CORPORATION

Dated: June 24, 2010	By:	/s/ GERRY JARDINE
Gerry Jardine, President/Chief
Executive Officer

Dated: June 24, 2010	By:	/s/ GERRY JARDINE
Gerry Jardine, Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 24, 2010	By:	/s/ GERRY JARDINE
Director

Dated: June 24, 2010	By:	/s/ PAUL D. BROCK
Director

Dated: June 24, 2010	By:	/s/ RICHARD W. THOMSSEN
Director