Form 10-Q
period 2010-06-30
SILICA RESOURCES CORP
filed 2010-08-16
CIK 1368505

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission File No. 000-52169

Silica Resources Corporation
(Name of small business issuer in its charter)

Nevada	71-0090401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 15, 2010
Common Stock, $0.001	72,755,800

SILICA RESOURCES CORPORATION

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Silica Resources Corporation
(An Exploration Stage Company)

FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statements of Stockholders Equity	F–5

Notes to Financial Statements	F–6

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	June 30, 2010	March 31, 2010
	$ (Unaudited)	$ (Audited)
ASSETS

Current Assets

Cash	2,040	2,057
Receivables	-	1,713

	2,040	3,770

Mineral properties (Note 2)	5,217	5,217

Total Assets	7,257	8,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	240,796	217,873
Promissory notes (Note 5)	238,987	232,810
Due to related parties (Note 4)	113,017	98,017

Total Liabilities	592,800	548,700

Stockholders’ Deficit

Capital stock (Note 3)	72,756	72,756
Authorized: 2,000,000,000 common shares, $0.001 par value
Issued and outstanding: 72,755,800 shares
(March 31, 2010 – 72,755,800 shares)

Warrants (Note 3)	-	12,703

Additional paid in capital	495,162	482,459

Deficit accumulated during the exploration stage	(1,153,461)	(1,107,631)

Total Stockholders’ Deficit	(585,543)	(539,713)

Total Liabilities and Stockholders’ Deficit	7,257	8,987

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENT OF OPERATIONS (Unaudited)

			Accumulated
	For the	For the	From
	three months	three months	October 7, 2005
	Ended	Ended	(Date of Inception)
	June 30,	June 30,	to March 31,
	2010	2009	2010
	$	$	$

Expenses

Consulting	25,791	20,573	383,142
Depreciation	-	38	1,228
Interest	4,480	1,968	25,788
Impairment of properties	-	3,580	18,927
Legal	5,000	4,739	164,898
Management fees	-	-	15,000
Mineral property exploration	-	-	307,095
Office and administration	10,559	9,294	154,647
Professional services	-	16,000	91,328

Loss from operations	(45,830)	(56,192)	(1,162,054)

Other items:
Settlement of debt	-	-	8,593

Net loss	(45,830)	(56,192)	(1,153,461)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding – basic and diluted	72,755,800	72,755,800

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			Accumulated
	For the	For the	From
	Three Months	Three Months	October 7, 2005
	Ended	Ended	(Date of Inception)
	June 30,	June 30,	to June 30,
	2010	2009	2010
	$	$	$

Operating Activities

Net loss	(45,830)	(56,192)	(1,153,461)

Items not requiring the use of cash
Depreciation	-	39	1,228
Interest accrued	4,177	1,763	25,445
Mineral property costs	-	3,580	300
Consulting fees accrued	15,000	-	75,000
Impairment of mineral properties	-	-	18,927
Settlement of debt	-	-	(8,593)
Changes in operating assets and liabilities
Receivables	1,713	(1,593)	-
Accounts payable and accrued liabilities	22,923	9,349	249,389

Net Cash Used in Operating Activities	(2,017)	(43,054)	(791,765)

Investing Activities
Acquisition of mineral properties	-	-	(24,144)
Acquisition of office equipment	-	-	(1,228)
Net Cash Used in Investing Activities	-	-	(25,372)

Financing Activities
Proceeds on sale of common stock		-	567,618
Advances from related party	-	13,444	38,017
Promissory notes (Note 5)	2,000	41,156	213,542

Net Cash Provided by Financing Activities	2,000	54,600	819,177

Increase (Decrease) in Cash	(17)	11,546	2,040

Cash – Beginning	2,057	2,159	-

Cash – End	2,040	13,705	2,040

Supplemental Disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)

	COMMON STOCK				Warrants	Deficit Accumulated during the Exploration Stage
	Number		Additional Paid-in Capital	Common Share Subscription
		Par Value
							Total
		$	$	$	$	$	$
Capital Stock issued for Cash:
- February 2006 at $0.00005 per share	60,000,000	60,000	(57,000)	-	-	-	3,000
- February 2006 at $0.0025 per share	24,000,000	24,000	36,000	-	-	-	60,000
- March 2006 at $0.0025 per share	6,400,000	6,400	9,600	-	-	-	16,000
Capital Stock issued for Mineral Property:
- March 2006 at $0.0025 per share	120,000	120	180	-	-	-	300

Capital Subscription	-	-	-	(2,000)	-	-	(2,000)

Net loss for the year	-	-	-	-	-	(12,280)	(12,280)

Balance, March 31, 2006	90,520,000	90,520	(11,220)	(2,000)	-	(12,280)	65,020

Capital Stock issued for Cash:
- June 2006 at $0.0025 per share	8,000,000	8,000	12,000	-	-	-	20,000
- September 2006 at $0.0025 per share	800,000	800	1,200	-	-	-	2,000

Capital Subscription	-	-	-	2,000	-	-	2,000

Net loss for the year	-	-	-	-	-	(127,317)	(127,317)

Balance, March 31, 2007	99,320,000	99,320	1,980	-	-	(139,597)	(38,297)

Capital Stock issued for Cash:
- November 2007 to January 2008 at $0.25 per share	1,480,000	1,480	319,988	-	48,532	-	370,000

Issue Cost - legal	-	-	(3,382)	-	-	-	(3,382)

Net loss for the year	-	-	-	-	-	(212,504)	(212,504)

Balance, March 31, 2008	100,800,000	100,800	318,586	-	48,532	(352,101)	115,817

Capital Stock issued for Cash:
- June 3, 2008 at $0.25 per share	400,000	400	86,897	-	12,703	-	100,000

Shares Cancelled	(28,444,200)	(28,444)	28,444	-	-	-	-

Net loss for the year	-	-	-	-	-	(531,394)	(531,394)

Balance, March 31, 2009	72,755,800	72,756	433,927	-	61,235	(883,495)	(315,577)

1,480,000 warrants expired			48,532		(48,532)		-

Net loss for the year	-	-	-	-	-	(224,136)	(224,136)

Balance, March 31, 2010	72,755,800	72,756	482,459	-	12,703	(1,107,631)	(539,713)

400,000 warrants expired			12,703		(12,703)		-

Net loss for the period	-	-	-	-	-	(45,830)	(45,830)

Balance, June 30, 2010	72,755,800	72,756	495,162	-	-	(1,153,461)	(585,543)

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
(Unaudited)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended March 31, 2010, has been omitted.  The results of operations for the three month period ended June 30, 2010 are not necessarily indicative of results for the entire year ending March 31, 2011. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 10-K for the year ended March 31, 2010 filed on June 29, 2010 with the U.S. Securities and Exchange Commission.

We evaluated events occurring between the end of our fiscal quarter June 30, 2010 to the date of filing.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

2.	MINERAL PROPERTIES

Elkhorn property

The Company owns a 100% interest in the Elkhorn property located in Beaverhead County, Montana with a carrying value of $5,217.

3.	CAPITAL STOCK

At June 30, 2010, there were no outstanding stock options.

Stock Purchase Warrants

Warrant transactions and the number of warrants outstanding at June 30, 2010 are summarized as follows:

	Year ended March 31, 2010			Three months ended June 30, 2010
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years
Balance, Beginning	1,880,000	$0.35	0.79	400,000	$0.35	0.18
Expired	(1,480,000)	0.35	-	(400,000)	$0.35	-
Balance, End	400,000	$0.35	0.18	-	-	-

4.	RELATED PARTY TRANSACTIONS

As at June 30, 2010, the Company owed $12,017 (2010 - $12,017) for expense reimbursements to a company with a director in common.

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
(Unaudited)

4.	RELATED PARTY TRANSACTIONS - continued

As at June 30, 2010, the Company owed $101,000 (2010 - $86,000) in fees to an officer and director for mineral property exploration services rendered. The Company paid this director and officer an aggregate of $Nil (June 30, 2009 - $1,556) for reimbursed expenses during the three months ended June 30, 2010.

The above transactions have been recorded at exchange amount which is the amount of consideration established and agreed to by the related parties.

5.	PROMISSORY NOTES

On May 27, 2008, the Company signed a promissory note, with a company that is a significant shareholder, due on August 26, 2008 in the amount of $50,000, unsecured with annual interest of 7%.  The outstanding amount also included accrued interest of $7,326 (2010 - $6,453) as at June 30, 2010. The note was not repaid on its due date.  The note is due on demand and continues to accrue interest at its originally stated terms

On September 12, 2008, the Company issued a promissory note in the amount of $20,000, unsecured, due and payable with accumulated interest within 190 days and bears interest of 8% per annum.  The outstanding amount also included accrued interest of $2,880 (2010 - $2,481) as at June 30, 2010. The note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms.

On November 20, 2008, the Company issued a promissory note in the amount of $4,000, unsecured, due and payable with accumulated interest within 6 months and bears interest of 10% per annum with a significant shareholder of the Company. The outstanding amount also included accrued interest of $689 (2010 - $574) as at June 30, 2010. The note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms. Two further unsecured notes with annual interest at 10% were issued by the Company to this shareholder on September 18, 2009 and November 13, 2009 in the amounts of $650 and $4,100 respectively, each for a one year term from the date of issue. The outstanding amount also included accrued interest of $361 (2010 - $243) as at June 30, 2010.  In addition, two further unsecured notes denominated in CDN$ with annual interest at 10% were issued by the Company to this shareholder on June 3, 2009 and February 3, 2010 in the amounts of $984 (CDN$1,000) and $9,809 (CDN$10,000) respectively, each for a one year term from the date of issue. The outstanding amount also included accrued interest of $437 (2010 - $159) as at June 30, 2010.   A further unsecured note with annual interest at 10% was issued by the Company to this shareholder on January 18, 2010 in the amount of $7,300, for a one year term from the date of issue. The outstanding amount also included accrued interest of $330 (2010 - $146) as at June 30, 2010.

On December 3, 2008, the Company issued a promissory note to a company that is a significant shareholder, due June 4, 2009 in the amount of $75,000, unsecured with annual interest of 8% compounding monthly.  The note was not repaid on its due date. On June 16, 2009, the Company issued a second promissory note to this shareholder in the amount of $40,000. The note was due on December 16, 2009, is unsecured, and bears interest at 8% per annum compounded monthly. The note was not repaid on its due date. The outstanding amount also included accrued interest of $13,416 (2010 - $10,887) as at June 30, 2010. The notes are due on demand and continue to accrue interest at their originally stated terms.

6.	SUBSEQUENT EVENTS

On July 6, 2010, the Company issued a promissory note in the amount of $7,000 ($2,000 received on May 19, 2010 and $5,000 on July 6, 2010) to a company that is a significant shareholder. The note is due on demand and accrues interest at 10% per annum.

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

BUSINESS OPERATIONS

We are a resource exploration company currently engaged in the exploration and development of properties that we believe may contain valuable minerals for the purpose of discovering commercially viable mineral deposits. Our assets consist of certain rights to the exploration properties located in Montana as more fully described below. We entered into an agreement with Major Ventures LLC, Elk Creek Corporation and Balbach Colorado Inc. (collectively, the "Vendors") to earn a 100% interest in the properties. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the property covered by the prospect lease, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the property, and there is no assurance that we will discover one.

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

As of the date of this Quarterly Report, the Elkhorn Property is comprised of 50 staked MO Lode mining claims on approximately 920 acres within the Elkhorn Mining District in Beaverhead County, Montana.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended June 30, 2010 and June30, 2009, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

 The following table sets forth selected financial information for the periods indicated.

	Three Month Period Ended June 30,		For the Period From October 7, 2005 (inception) to June 30,
	2010	2009	2010
Expenses
Depreciation	$-0-	$38	$1,228
Interest	4,480	1,968	25,788
Consulting	25,791	20,573	383,142
Impairment of properties	-0-	3,580	18,927
Legal	5,000	4,739	164,898
Management fees	-0-	-0-	15,000
Mineral property exploration	-0-	-0-	307,095
Office and administration	10,559	9,294	154,647
Professional services	-0-	16,000	91,328
Loss from operation	$(45,830)	$(56,192)	$(1,162,054)
Settlement of debt	-0-	-0-	8,593
Net Loss	$(45,830)	$(56,192)	$(1,153,461)

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

Three Month Period Ended June 30, 2010 Compared to Three Month Period Ended June 30, 2009.

Our net loss for the three month period ended June 30, 2010 was ($45,830) compared to a net loss of ($56,192) during the three month period ended June 30, 2009 (a decrease of $10,362). During the three month periods ended June 30, 2010 and June 30, 2009, we did not generate any revenue.

During the three month period ended June 30, 2010, we incurred expenses of $45,830 compared to $56,192 incurred during the three month period ended June 30, 2009 (a decrease of $10,362). This resulted in a loss from operations during the three month period ended June 30, 2010 of ($45,830) as compared with the loss from operations during the three month period ended June 30, 2009 of ($56,192). These expenses incurred during the three month period ended June 30, 2010 consisted of: (i) depreciation of $-0- (2009: $38); (ii) interest of $4,480 (2009: $1,968); (iii) consulting of $25,791 (2009: $20,573); (iv) impairment of properties of $-0- (2009: $3,580); (v) legal of $5,000 (2009: $4,739); (vi) office and administration of $10,559 (2009: $9,294); and (viii) professional services of $-0- (2009:$16,000).

Expenses incurred during the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009 decreased primarily due to the decrease in professional services and impairment of properties. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, interest, and consulting and professional services costs.

The weighted average number of shares outstanding was 72,755,800 for the three month period ended June 30, 2010 compared to 72,755,800 for the three month period ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended June 30, 2010

As at the three month period ended June 30, 2010, our current assets were $2,040 and our current liabilities were $592,800, which resulted in a working capital deficit of $590,760. As at the three month period ended June 30, 2010, current assets were comprised of $2,040 in cash. As at the three month period ended June 30, 2010, current liabilities were comprised of: (i) $240,796 in accounts payable and accrued liabilities; (ii) $238,987 in promissory notes; and (iii) $113,017 due to related parties.

As at the three month period ended June 30, 2010, our total assets were $7,257 comprised of: (i) current assets of $2,040; and (ii) valuation of mineral exploration properties of $5,217. The slight decrease in total assets during the three month period ended June 30, 2010 from fiscal year ended March 31, 2010 was primarily due to the decrease in accounts receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES- continued

As at the three month period ended June 30, 2010, our total liabilities were $592,800 comprised entirely of current liabilities. The increase in liabilities during the three month period ended June 30, 2010 from fiscal year ended March 31, 2010 was primarily due to the increase in accounts payable, amounts due to related parties and promissory notes to fund operations. See “Material Commitments.”

Stockholders’ deficit increased from ($539,713) for fiscal year ended March 31, 2010 to ($585,543) for the three month period ended June 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2010, net cash flows used in operating activities was ($2,017) consisting primarily of a net loss of ($45,830). For the three month period ended June 30, 2009, net cash flows used in operating activities was ($43,054) consisting primarily of a net loss of ($56,192). During the three month period ended June 30, 2010, net cash flows used in operating activities was adjusted by items not requiring the use of cash for interest accrued in the amount of $4,177 (2009: $1,763), and consulting fees accrued of $15,000 (2009: $-0-). Net cash flows used in operating activities was further changed by $1,713 (2009: ($1,593)) for receivables and $22,923 (2009: $9,349) for accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the three month periods ended June 30, 2010 and June 30, 2009, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either debt related advances or the issuance of equity and other debt instruments. For the three month period ended June 30, 2010, net cash flows provided from financing activities was $2,000 compared to $54,600 for the three month period ended June 30, 2009. Cash flows from financing activities for the three month period ended June 30, 2010 consisted of $2,000 in promissory notes compared to cash flows from financing activities for the three month period ended June 30, 2009 of  $13,444 in advances from related party and $41,156 in promissory notes.

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

PLAN OF OPERATION AND FUNDING- continued

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and other than our continuing obligations under the Agreement, we do not have any material commitments other than as described below.

Promissory Notes

On May 27, 2008, we issued a promissory in the principal amount of $50,000 due on August 26, 2008. The note is unsecured and bears interest at the rate of 7%. The promissory note was not paid on August 26, 2008, and therefore the note continues to accrue interest at the rate of 7% per annum and is due upon demand. The outstanding amount due and owing also includes accrued interest of $7,326 as at June 30, 2010.

On September 12, 2008, we issued a promissory note in the principal amount of $20,000 due within 190 days from the date of issuance. The promissory note is unsecured and bears interest at the rate of 8% per annum. The note was not repaid at the end of term and continues to accrue interest at originally stated rate of interest. The outstanding amount due and owing also includes accrued interest of $2,880 as at June 30, 2010. The note is due on demand and continues to accrue interest at its originally stated terms.

On November 20, 2008, we issued a promissory note in the principal amount of $4,000 due within six months from the date of issuance. The promissory note is unsecured and bears interest at the rate of 10% per annum. The note was not repaid at the end of term and continues to accrue interest at originally stated rate of interest.  The outstanding amount due and owing also includes accrued interest of $689 as at June 30, 2010. Moreover, two further unsecured notes with annual interest at 10% were issued by us to this creditor on September 18, 2009 and November 13, 2009 in the amount of $650 and $4,100, respectively.  Each of these notes is for a one year term from the date of issuance. The outstanding amount also includes accrued interest of $361 as at June 30, 2010. In addition, two further unsecured notes with annual interest at 10% were issued by us to this creditor on June 3, 209 and February 3, 2010 in the amounts of $984 (CDN$1,000) and $9,809 (CDN$10,000), respectively. Each of these notes is for a one year term from the date of issuance. The outstanding amount also includes accrued interest of $437 as at June 30, 2010. Lastly, a further unsecured note with annual interest at 10% was issued by us to this creditor on January 18, 2010 in the amount of $7,300. This note is for a one year term from the date of issuance. The outstanding amount also includes accrued interest of $330 as at June 30, 2010.

On December 3, 2008, we issued a promissory note to one of our significant shareholders in the principal amount of $75,000 due on June 4, 2009. The note is unsecured with interest at the annual rate of 8%, compounded monthly. During fiscal years ended March 31, 2010 and March 31, 2009, interest of $6,353 and $1,956, respectively, was accrued. On June 16, 2009, we issued a second promissory note to this shareholder in the amount of $40,000. The note was due on December 16, 2009, is unsecured, and bears interest at 8% per annum compounded monthly. The outstanding amount also includes accrued interest of $13,416 as at June 30, 2010. These notes were not repaid on their due dates and continue to accrue interest at originally stated terms

PURCHASE OF SIGNIFICANT EQUIPMENT

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our current property interests are located within the United States, any potential revenue and expenses will be denominated in U.S. Dollar, and the net income effect of appreciation and devaluation of the currency against the US Dollar would be limited to our costs of acquisition of mineral properties.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4.  CONTROLS AND PROCEDURES - continued

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

Removed and Reserved.

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

SILICA RESOURCES CORPORATION

Dated: August 15, 2010	By:	/s/ Gerry Jardine
Gerry Jardine, President and
Chief Executive Officer

Dated: August 15, 2010	By:	/s/ Gerry Jardine
Gerry Jardine, Chief Financial Officer