Form 10-Q
period 2010-09-30
SILICA RESOURCES CORP
filed 2010-11-15
CIK 1368505

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission File No. 000-52169

Silica Resources Corporation
(Name of small business issuer in its charter)

Nevada	71-0090401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 12, 2010
Common Stock, $0.001	72,755,800

SILICA RESOURCES CORPORATION

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Silica Resources Corporation
(An Exploration Stage Company)

FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statements of Stockholders Equity	F–5

Notes to Financial Statements	F–6

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS

	September 30, 2010 $ (Unaudited)	March 31, 2010 $ (Audited)

ASSETS

Current Assets

Cash	774	2,057
Receivables	2,556	1,713
	3,330	3,770

Mineral properties (Note 2)	5,217	5,217

Total Assets	8,547	8,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	279,848	217,873
Promissory notes (Note 5)	254,242	232,810
Due to related parties (Note 4)	128,017	98,017

Total Liabilities	662,107	548,700

Contingencies (Note 5)

Stockholders’ Deficit

Capital stock (Note 3)	72,756	72,756
Authorized: 2,000,000,000 common shares, $0.001 par value
Issued and outstanding: 72,755,800 shares
(March 31, 2010 – 72,755,800 shares)

Warrants (Note 3)	-	12,703

Additional paid in capital	495,162	482,459

Deficit accumulated during the exploration stage	(1,221,478)	(1,107,631)

Total Stockholders’ Deficit	(653,560)	(539,713)

Total Liabilities and Stockholders’ Deficit	8,547	8,987

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					CUMULATIVE
					FROM
					INCEPTION
					OCTOBER 7,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2005 TO
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER
	2010	2009	2010	2009	30, 2010
	$	$	$	$	$

Expenses

Consulting	25,780	21,000	51,571	41,573	408,922
Depreciation	-	37	-	75	1,228
Interest	4,754	3,890	9,234	5,858	30,542
Legal	3,656	4,609	8,656	9,348	165,555
Management fees	-	-	-	-	15,000
Mineral property exploration	7,000	7,290	7,000	7,290	314,095
Office and administration	10,629	17,018	21,188	26,312	165,277
Professional services	16,198	9,256	16,198	25,256	107,526

Loss from operations	(68,017)	(63,100)	(113,847)	(115,712)	(1,211,144)

Other items:
Impairment of mineral properties	-	-	-	(3,580)	(18,927)
Settlement of debt	-	-	-	-	8,593

Net loss	(68,017)	(63,100)	(113,847)	(119,292)	(1,221,478)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding – basic and diluted	72,755,800	72,755,800	72,755,800	72,755,800

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

					CUMULATIVE
					FROM
					INCEPTION
	THREE MONTHS ENDED		SIX MONTHS ENDED		OCTOBER 7 2005
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	TO SEPTEMBER
	2010	2009	2010	2009	30, 2010
	$	$	$	$	$

Operating Activities

Net loss	(63,172)	(60,427)	(113,847)	(119,292)	(1,221,478)

Items not requiring the use of cash
Depreciation	-	37	-	75	1,228
Interest accrued	4,956	3,890	9,234	5,858	30,201
Mineral property costs	-	-	-	-	300
Consulting fees accrued	-	-	30,000	-	90,000
Impairment of mineral properties	-	-	-	3,580	18,927
Settlement of debt	-	-	-	-	(8,593)
Changes in operating assets and liabilities
Receivables	(1,628)	4,142	(843)	2,436	(2,556)
Accounts payable and accrued liabilities	33,279	20,599	61,975	32,535	283,441

Net Cash Used in Operating Activities	(26,565)	(31,760)	(13,481)	(74,808)	(803,530)

Investing Activities
Acquisition of mineral properties	-	-	-	-	(24,144)
Acquisition of office equipment	-	-	-	-	(1,228)
Net Cash Used in Investing Activities	-	-	-	-	(25,372)

Financing Activities
Proceeds on sale of common stock	-	-	-	-	567,618
Due to related party	15,000	15,000	-	28,444	38,017
Promissory notes	10,300	4,256	12,198	44,895	224,041

Net Cash Provided by Financing Activities	25,300	19,256	12,198	73,339	829,676

Increase (Decrease) in Cash	(1,265)	(12,504)	(1,283)	(1,469)	774

Cash – Beginning	2,040	13,193	2,057	2,159	-

Cash – Ending	774	690	774	690	774

Supplemental Disclosures:

Interest paid			-	-
Income taxes paid			-	-

SILICA RESOURCES CORPORATION (An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT - OCTOBER 7, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2010 (Unaudited)

	COMMON STOCK		Additional Paid-in Capital	Common Share Subscription	Warrants	Deficit Accumulated during the Exploration Stage	Total
	Number	Par Value

		$	$	$	$	$	$
Capital Stock issued for Cash:
- February 2006 at $0.00005 per share	60,000,000	60,000	(57,000)	-	-	-	3,000
- February 2006 at $0.0025 per share	24,000,000	24,000	36,000	-	-	-	60,000
- March 2006 at $0.0025 per share	6,400,000	6,400	9,600	-	-	-	16,000
Capital Stock issued for Mineral Property:
- march 2006 at $0.0025 per share (Note 4)	120,000	120	180	-	-	-	300

Capital Subscription	-	-	-	(2,000)	-	-	(2,000)

Net loss for the year	-	-	-	-	-	(12,280)	(12,280)

Balance, March 31, 2006	90,520,000	90,520	(11,220)	(2,000)	-	(12,280)	65,020

Capital Stock issued for Cash:
- June 2006 at $0.0025 per share	8,000,000	8,000	12,000	-	-	-	20,000
- September 2006 at $0.0025 per share	800,000	800	1,200	-	-	-	2,000

Capital Subscription	-	-	-	2,000	-	-	2,000

Net loss for the year	-	-	-	-	-	(127,317)	(127,317)

Balance, March 31, 2007	99,320,000	99,320	1,980	-	-	(139,597)	(38,297)

Capital Stock issued for Cash:
- November 2007 to January 2008 at $0.25 per share	1,480,000	1,480	319,988	-	48,532	-	370,000

Issue Cost - legal	-	-	(3,382)	-	-	-	(3,382)

Net loss for the year	-	-	-	-	-	(212,504)	(212,504)

Balance, March 31, 2008	100,800,000	100,800	318,586	-	48,532	(352,101)	115,817

Capital Stock issued for Cash:
- June 3, 2008 at $0.25 per share	400,000	400	86,897	-	12,703	-	100,000

Shares Cancelled	(28,444,200)	(28,444)	28,444	-	-	-	-

Net loss for the year	-	-	-	-	-	(531,394)	(531,394)

Balance, March 31, 2009	72,755,800	72,756	433,927	-	61,235	(883,495)	(315,577)

1,480,000 warrants expired	-	-	48,532	-	(48,532)	-	-

Net loss for the year	-	-	-	-	-	(224,136)	(224,136)

Balance, March 31, 2010	72,755,800	72,756	482,459	-	12,703	(1,107,631)	(539,713)

400,000 warrants expired	-	-	12,703	-	(12,703)	-	-

Net loss for the period	-	-	-	-	-	(113,847)	(113,847)

Balance, September 30, 2010	72,755,800	72,756	495,162	-	-	(1,221,478)	(653,560)

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
(Unaudited)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended March 31, 2010, has been omitted.  The results of operations for the six month period ended September 30, 2010 are not necessarily indicative of results for the entire year ending March 31, 2011.

We evaluated events occurring between the end of our fiscal quarter September 30, 2010 to the date of filing.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

2.	MINERAL CLAIM INTEREST

Elkhorn property

The Company owns a 100% interest in the Elkhorn property located in Beaverhead County, Montana with a carrying value of $5,217.

3.	CAPITAL STOCK

At September 30, 2010, there were no outstanding stock options.

Stock Purchase Warrants

At September 30, 2010, there were no outstanding share purchase warrants. Warrant transactions and the number of warrants outstanding at September 30, 2010 are summarized as follows:

	Year ended March 31, 2010			Six months ended September 30, 2010
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years
Balance, Beginning	1,880,000	$0.35	0.79	400,000	$0.35	0.18
Expired	(1,480,000)	0.35	-	(400,000)	$0.35	-
Balance, End	400,000	$0.35	0.18	-	-	-

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
(Unaudited)

4.	RELATED PARTY TRANSACTIONS

As at September 30, 2010, the Company owed $12,017 (March 31, 2010 - $12,017) for expense reimbursements to a company with a director in common.

During the period ended September 30, 2010, the Company incurred $30,000 (September 30, 2009 - $30,000) in fees for mineral property exploration services rendered to a director and officer of the Company. As at September 30, 2010, the Company owed $116,000 (March 31, 2010 - $86,000) to the officer.

The above transactions have been recorded at exchange amount which is the amount of consideration established and agreed to by the related parties.

See Note 5

5.	PROMISSORY NOTES

On May 27, 2008, the Company signed a promissory note, with a company that is a significant shareholder, due on August 26, 2008 in the amount of $50,000, unsecured with annual interest of 7%.  Interest of $1,707 was accrued during the six months ended September 30, 2010.  The note was not repaid on its due date.  The note is due on demand and continues to accrue interest at its originally stated terms.

On September 12, 2008, the Company issued a promissory note in the amount of $20,000, unsecured, due and payable with accumulated interest within 190 days and bears interest of 8% per annum.  Interest of $802 was accrued during the period ended September 30, 2010. The note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms.

On November 20, 2008, the Company issued a promissory note, with a company that is a significant shareholder, in the amount of $4,000, unsecured, due and payable with accumulated interest within 6 months and bears interest of 10% per annum. The note was not repaid on its due date. Interest of $234 was accrued during the six months ended September 30, 2010. The note is due on demand and continues to accrue interest at its originally stated terms. Two further unsecured notes with annual interest at 10% were issued by the Company to this shareholder on September 18, 2009 and November 13, 2009 in the amounts of $650 and $4,100 respectively, each for a one year term from the date of issue; the Company accrued an aggregate of $238 in interest on these notes during the six months ended September 30, 2010.  In addition, two further unsecured notes denominated in Canadian dollars with annual interest at 10% were issued by the Company to this shareholder on September 3, 2009 and February 3, 2010 in the amounts of CDN$1,000 and CDN$10,000 respectively, each for a one year term from the date of issue; the Company accrued an aggregate of $557 in interest on these notes during the six months ended September 30, 2010.  A further unsecured note with annual interest at 10% was issued by the Company to this shareholder on January 18, 2010 in the amount of $7,300, for a one year term from the date of issue; the Company accrued an aggregate of $368 in interest on this note during the six months ended September 30, 2010.`

On December 3, 2008, the Company issued a promissory note to a company that is a significant shareholder, due June 4, 2009 in the amount of $75,000, unsecured with annual interest of 8% compounding monthly.  The note was not repaid on its due date. On June 16, 2009, the Company issued a second promissory note to this shareholder in the amount of $40,000. The note was due on December 16, 2009, is unsecured, and bears interest at 8% per annum compounded monthly. The note was not repaid on its due date. The Company accrued an aggregate of $5,135 in interest on these notes during the six months ended September 30, 2010. The notes are due on demand and continue to accrue interest at their originally stated terms.

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
(Unaudited)

5.	PROMISSORY NOTES (continued)

On July 6, 2010, the Company issued a promissory note in the amount of $7,000 ($2,000 received on May 19, 2010 and $5,000 on July 6, 2010) to a company that is a significant shareholder. The note is due on demand and accrues interest at 10% per annum.  Interest of $167 was accrued during the period ended September 30, 2010.

On September 13, 2010, the Company issued a promissory note in the amount of $5,300 to a company that is a significant shareholder. The note is due on demand and accrues interest at 10% per annum.  Interest of $26 was accrued during the period ended September 30, 2010.

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

Effective on June 30, 2009, we decided to renew fifty (50) of the eighty-six (86) total claims based on identification of exploratory and geological work indicating core claims and to allow the remaining thirty-six (36) claims comprising the property to lapse without renewal. Management has analyzed the market conditions and rising price for molybdenum and believes that such factors increase the potential value of these claims as an exploration target. We have thus impaired lapsed mineral properties by $3,580 during fiscal year ended March 31, 2010 on the basis of net acres abandoned. The current renewed lease on the Elkhorn property remains in good standing and is paid through August 2011.  As of the date of this Quarterly Report, the Elkhorn Property is comprised of 50 staked MO Lode mining claims on approximately 920 acres within the Elkhorn Mining District in Beaverhead County, Montana.

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

RESULTS OF OPERATIONS

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the six month period ended September 30, 2010 and September 30, 2009, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

 The following table sets forth selected financial information for the periods indicated.

	Three Month Period Ended September 30,		Six Month Period Ended September 30,		For the Period from October 7, 2005 (inception) to September 30,
	2010	2009	2010	2009	2010
Expenses
Depreciation	$-0-	$37	$-0-	$75	$1,228
Interest	4,754	3,890	9,234	5,858	30,542
Consulting	25,780	21,000	51,571	41,573	408,922
Legal	3,656	4,609	8,656	9,348	165,555
Management fees	-	-	-0-	-0-	15,000
Mineral property exploration	7,000	7,290	7,000	7,290	314,095
Office and administration	10,629	17,018	21,188	26,312	165,277
Professional services	16,198	9,256	16,198	25,256	107,526
Loss from operation	$(68,017)	$(63,100)	$(113,847)	$(115,712)	$(1,221,144)
Settlement of debt	-0-	-0-	-0-	-0-	8,593
Impairment of mineral properties	-0-	-0-	-0-	(3,580)	(18,927)
Net Loss	$(68,017)	$(63,100)	$(113,847)	$(119,292)	$(1,221,478)

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

Six Month Period Ended September 30, 2010 Compared to Six Month Period Ended September 30, 2009.

Our net loss for the six month period ended September 30, 2010 was ($113,847) compared to a net loss of ($119,292) during the six month period ended September 30, 2009 (a decrease of $5,445). During the six month periods ended September 30, 2010 and September 30, 2009, we did not generate any revenue.

During the six month period ended September 30, 2010, we incurred expenses of $113,847 compared to $115,712 incurred during the six month period ended September 30, 2009 (a decrease of $1,865). This resulted in a loss from operations during the six month period ended September 30, 2010 of ($113,847) as compared with the loss from operations during the six month period ended September 30, 2009 of ($115,712). These expenses incurred during the six month period ended September 30, 2010 consisted of: (i) depreciation of $-0- (2009: $75); (ii) interest of $9,234 (2009: $5,858); (iii) consulting of $51,571 (2009: $41,573); (iv) legal of $8,656 (2009: $9,348); (v) office and administration of $21,188 (2009: $26,312); and (vii) professional services of $16,198 (2009:$25,256).

Expenses incurred during the six month period ended September 30, 2010 compared to the six month period ended September 30, 2009 decreased nominally due to the decrease in professional services and office and administration. General and administrative expenses include corporate overhead, financial and administrative contracted services, marketing, and certain consulting costs.

Loss from operations of ($113,847) during the six month period ended September 30, 2010 was adjusted by $-0- in impairment of mineral properties as compared to ($3,580) during the six month period ended September 30, 2009 in impairment of mineral properties.  This resulted in a net loss for the six month period ended September 30, 2010 of ($113,847) compared to a net loss for the six month period ended September 30, 2009 of ($119,292).

The weighted average number of shares outstanding was 72,755,800 for both the six month periods ended September 30, 2010 and September 30, 2009.

Three Month Period Ended September 30, 2010 Compared to Three Month Period Ended September 30, 2009.

Our net loss for the three month period ended September 30, 2010 was ($68,017) compared to a net loss of ($63,100) during the three month period ended September 30, 2009 (an increase of $4,917). During the three month periods ended September 30, 2010 and September 30, 2009, we did not generate any revenue.

During the three month period ended September 30, 2010, we incurred expenses of $68,017 compared to $63,100 incurred during the three month period ended September 30, 2009 (an increase of $4,917). This resulted in a loss from operations during the three month period ended September 30, 2010 of ($68,017) as compared with the loss from operations during the three month period ended September 30, 2009 of ($63,100). These expenses incurred during the three month period ended September 30, 2010 consisted of: (i) depreciation of $-0- (2009: $37); (ii) interest of $4,754 (2009: $3,890); (iii) consulting of $25,780 (2009: $21,000); (iv) legal of $3,656 (2009: $4,609); (v) office and administration of $10,629 (2009: $17,018); and (vii) professional services of $16,198 (2009:$9,256).

Expenses incurred during the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009 increased nominally due to the increases in professional services and consulting, but offset by a decrease in office and administration costs.

This resulted in a net loss for the three month period ended September 30, 2010 of ($68,017) compared to a net loss for the three month period ended September 30, 2009 of ($63,100).

The weighted average number of shares outstanding was 72,755,800 for both the three month periods ended September 30, 2010 and September 30, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended September 30, 2010

As at the six month period ended September 30, 2010, our current assets were $3,330 and our current liabilities were $662,107, which resulted in a working capital deficit of $658,777. As at the six month period ended September 30, 2010, current assets were comprised of $774 in cash and $2,556 in receivables. As at the six month period ended September 30, 2010, current liabilities were comprised of: (i) $279,848 in accounts payable and accrued liabilities; (ii) $254,242 in promissory notes; and (iii) $128,017 due to related parties.

As at the six month period ended September 30, 2010, our total assets were $8,547 comprised of: (i) current assets of $3,330; and (ii) valuation of mining properties of $5,217. The slight decrease in total assets during the six month period ended September 30, 2010 from fiscal year ended March 31, 2010 was primarily due to the decrease in cash and receivables.

As at the six month period ended September 30, 2010, our total liabilities were $662,107 comprised entirely of current liabilities. The increase in liabilities during the six month period ended September 30, 2010 from fiscal year ended March 31, 2010 was primarily due to the increase in accounts payable, and amounts due to related parties and promissory notes utilized to fund operations. See “Material Commitments.”

Stockholders’ deficit increased from ($539,713) for fiscal year ended March 31, 2010 to ($653,560) for the six month period ended September 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2010, net cash flows used in operating activities was ($13,481) consisting primarily of a net loss of ($113,847). For the six month period ended September 30, 2009, net cash flows used in operating activities was ($74,808) consisting primarily of a net loss of ($119,292). During the six month period ended September 30, 2010, net cash flows used in operating activities was adjusted by items not requiring the use of cash for interest accrued in the amount of $9,234 (2009: $5,858), consulting fees accrued of $30,000 (2009: $-0-), depreciation of $-0- (2009: $75), and impairment of mineral properties of $-0- (2009: $3,580). Net cash flows used in operating activities was further changed by ($843) (2009: $2,436) by receivables, and $61,975 (2009: $32,535) by accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the six month periods ended September 30, 2010 and June 30, 2009, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either debt related advances or the issuance of equity and other debt instruments. For the six month period ended September 30, 2010, net cash flows provided from financing activities was $12,198 compared to $73,339 for the six month period ended September 30, 2009. Cash flows from financing activities for the six month period ended September 30, 2010 consisted of $12,198 in promissory notes compared to cash flows from financing activities for the six month period ended September 30, 2009 of $28,444 in advances from related parties and $44,895 in promissory notes.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities and debt instruments. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) mineral property exploration; (ii) possible exploratory drilling initiatives on current and future properties; (iii) future property acquisitions; and, (iv) new business acquisitions under consideration and negotiation. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict or negate our business operations.

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

Elkhorn Property	Budgeted Expense
Land acquisition and maintenance	30,000
Personnel and travel	50,000
Consultants	30,000
Drilling 5,000 feet at 60 foot (4 DDH)	300,000
Road and drillsite preparations	20,000
Engineering, surveying	15,000
Assaying (500 samples at 50 foot intervals)	25,000
Contingency and unallocated	80,000
Elkhorn Property Total:	550,000

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

Promissory Notes

On May 27, 2008, we issued a promissory in the principal amount of $50,000 due on August 26, 2008. The note is unsecured and bears interest at the rate of 7%. The promissory note was not paid on August 26, 2008, therefore, the note continues to accrue interest at the rate of 7% per annum and is due upon demand. The outstanding amount due and owing also includes accrued interest of $1,755 as at September 30, 2010.

On September 12, 2008, we issued a promissory note in the principal amount of $20,000 due within 190 days from the date of issuance. The promissory note is unsecured and bears interest at the rate of 8% per annum. The note was not repaid at the end of term and continues to accrue interest at originally stated rate of interest. The outstanding amount due and owing also includes accrued interest of $802 as at September 30, 2010. The note is due on demand and continues to accrue interest at its originally stated terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

MATERIAL COMMITMENTS - continued

On November 20, 2008, we issued a promissory note in the principal amount of $4,000 due within six months from the date of issuance. The promissory note is unsecured and bears interest at the rate of 10% per annum. The note was not repaid at the end of term and continues to accrue interest at originally stated rate of interest.  The outstanding amount due and owing also includes accrued interest of $234 as at September 30, 2010. Moreover, two further unsecured notes with annual interest at 10% were issued by us to this creditor on September 18, 2009 and November 13, 2009 in the amount of $650 and $4,100, respectively.  Each of these notes is for a one year term from the date of issuance. The outstanding amount also includes accrued interest of $238 as at September 30, 2010. In addition, two further unsecured notes with annual interest at 10% were issued by us to this creditor on September 3, 2009 and February 3, 2010 in the amounts of $984 (CDN$1,000) and $9,809 (CDN$10,000), respectively. Each of these notes is for a one year term from the date of issuance. The outstanding amount also includes accrued interest of $557 as at September 30, 2010. Lastly, a further unsecured note with annual interest at 10% was issued by us to this creditor on January 18, 2010 in the amount of $7,300. This note is for a one year term from the date of issuance. The outstanding amount also includes accrued interest of $368 as at September 30, 2010.

On December 3, 2008, we issued a promissory note to one of our significant shareholders in the principal amount of $75,000 due on June 4, 2009. The note is unsecured with interest at the annual rate of 8%, compounded monthly. During fiscal years ended March 31, 2010 and March 31, 2009, interest of $6,353 and $1,956, respectively, was accrued. On June 16, 2009, we issued a second promissory note to this shareholder in the amount of $40,000. The note was due on December 16, 2009, is unsecured, and bears interest at 8% per annum compounded monthly. The outstanding amount also includes accrued interest of $5,135 as at September 30, 2010. These notes were not repaid on their due dates and continue to accrue interest at originally stated terms.

On July 6, 2010, we issued a promissory note to one of our significant shareholders in the amount of $7,000, of which $2,000 was received on May 19, 2010 and $5,000 was received on July 6, 2010. The note is due on demand and accrues interest at 10% per annum. Interest of $167 was accrued as at September 30, 2010.

On September 13, 2010, the Company issued a promissory note in the amount of $5,300 to a company that is a significant shareholder. The note is due on demand and accrues interest at 10% per annum.  Interest of $26 was accrued during the period ended September 30, 2010.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Removed and Reserved.

ITEM 5. OTHER INFORMATION

Effective on November 7, 2010, our Board of Directors accepted the resignation of Gerry Jardine as our President/Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer/Treasurer. The Board of Directors accepted the consent of Paul Brock who is currently one of our directors to act as the interim President/Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer/Treasurer effective November 7, 2010.

Biography

Paul Brock. Paul Brock has been a member of our Board of Directors since May 3, 2007.  Mr. Brock is a management consultant and currently the president of Bent International Inc., a private company engaged in International Business and Trade consulting.  Mr. Brock served as president of VendTek Systems Inc. from December 1988 to June 2006.  He resigned as chairman of VendTek in 2008.   Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program and a graduate of Simon Fraser University’s Executive Management Development Program.  Mr. Brock is a professionally accredited director with the Canadian Institute of Charters Secretaries and Administrators (ICSA) and a member in good standing of the professional association of the Applied Science Technologists of British Columbia.  In addition, Mr. Brock is a director of Zoro Mining Corp., and Omnicity Corp. which are reporting companies under the Exchange Act.

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

SILICA RESOURCES CORPORATION

Dated: November 12, 2010	By:	/s/ Paul Brock
Paul Brock, President and
Chief Executive Officer

Dated: November 12, 2010	By:	/s/ Paul Brock
Paul Brock, Chief Financial Officer