Form 10-Q
period 2010-12-31
SILICA RESOURCES CORP
filed 2011-02-14
CIK 1368505

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission File No. 000-52169

Silica Resources Corporation
(Name of small business issuer in its charter)

Nevada	71-0090401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 2, 2011
Common Stock, $0.001	72,755,800

SILICA RESOURCES CORPORATION

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)

FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statements of Stockholders Deficit	F–5

Notes to Financial Statements	F–6

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS

	December 31, 2010 $ (Unaudited)	March 31, 2010 $ (Audited)

ASSETS

Current Assets

Cash	379	2,057
Receivables	3,557	1,713
	3,936	3,770

Mineral properties (Note 2)	5,217	5,217

Total Assets	9,153	8,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	295,341	217,873
Promissory notes (Note 5)	280,891	232,810
Due to related parties (Note 4)	143,017	98,017

Total Liabilities	719,249	548,700

Contingencies (Note 5)

Stockholders’ Deficit

Capital stock (Note 3)	72,756	72,756
Authorized: 2,000,000,000 common shares, $0.001 par value
Issued and outstanding: 72,755,800 shares
(March 31, 2010 – 72,755,800 shares)

Warrants (Note 3)	-	12,703

Additional paid in capital	495,162	482,459

Deficit accumulated during the exploration stage	(1,278,014)	(1,107,631)

Total Stockholders’ Deficit	(710,096)	(539,713)

Total Liabilities and Stockholders’ Deficit	9,153	8,987

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					CUMULATIVE
					FROM
					INCEPTION
					OCTOBER 7,
	THREE MONTHS ENDED		NINE MONTHS ENDED		2005 TO
	DECEMBER 31,		DECEMBER 31,		DECEMBER
	2010	2009	2010	2009	31, 2010
	$	$	$	$	$

Expenses

Consulting	28,757	25,168	80,328	66,741	437,679
Depreciation	-	35	-	110	1,228
Interest	5,160	4,056	14,394	9,922	35,702
Legal	6,322	3,622	14,978	12,970	174,876
Management fees	-	-	-	-	15,000
Mineral property exploration	-		7,000	7,025	314,095
Office and administration	13,697	9,700	34,885	36,297	178,974
Professional services	2,600	1,100	18,798	26,356	110,126

Loss from operations	(56,536)	(43,681)	(170,383)	(159,421)	(1,267,680)

Other items:
Impairment of mineral properties	-	-	-	(3,580)	(18,927)
Settlement of debt	-	-	-	-	8,593

Net loss	(56,536)	(43,681)	(170,383)	(163,001)	(1,278,014)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding – basic and diluted	72,755,800	72,755,800	72,755,800	72,755,800

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

					CUMULATIVE
					FROM
					INCEPTION
	THREE MONTHS ENDED		NINE MONTHS ENDED		OCTOBER 7 2005
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	TO DECEMBER
	2010	2009	2010	2009	31, 2010
	$	$	$	$	$

Operating Activities

Net loss	(56,536)	(41,125)	(170,383)	(163,001)	(1,278,014)

Items not requiring the use of cash
Depreciation	-	-	-	110	1,228
Interest accrued	5,236	3,580	14,470	9,717	35,437
Mineral property costs	-	-	-	-	300
Consulting fees accrued	15,000	-	45,000	-	105,000
Impairment of mineral properties	-	-	-	3,580	18,927
Settlement of debt	-	-	-	-	(8,593)
Changes in operating assets and liabilities
Receivables	(1,002)	(1,162)	(1,845)	1,274	(3,558)
Accounts payable and accrued liabilities	15,493	22,934	77,468	57,568	303,934

Net Cash Used in Operating Activities	(21,809)	(15,773)	(35,290)	(90,752)	(825,339)

Investing Activities
Acquisition of mineral properties	-	-	-	-	(24,144)
Acquisition of office equipment	-	-	-	-	(1,228)
Net Cash Used in Investing Activities	-	-	-	-	(25,372)

Financing Activities
Proceeds from sale of common stock	-	-	-	-	567,618
Due to related party		15,000	-	43,444	38,017
Promissory notes	21,414	650	33,612	45,750	245,455

Net Cash Provided by Financing Activities	21,414	15,650	33,612	89,194	851,090

Increase (Decrease) in Cash	(395)	(123)	(1,678)	(1,558)	379

Cash – Beginning	774	724	2,057	2,159	-

Cash – Ending	379	601	379	601	379

Supplemental Disclosures:

Interest paid	-	-	-	-
Income taxes paid	-	-	-	-

SILICA RESOURCES CORPORATION (An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT - OCTOBER 7, 2005 (DATE OF INCEPTION) TO DECEMBER 31, 2010 (Unaudited)

	COMMON STOCK		Additional Paid-in Capital	Common Share Subscription	Warrants	Deficit Accumulated during the Exploration Stage	Total
	Number	Par Value

		$	$	$	$	$	$
Capital Stock issued for Cash:
- February 2006 at $0.00005 per share	60,000,000	60,000	(57,000)	-	-	-	3,000
- February 2006 at $0.0025 per share	24,000,000	24,000	36,000	-	-	-	60,000
- March 2006 at $0.0025 per share	6,400,000	6,400	9,600	-	-	-	16,000
Capital Stock issued for Mineral Property:
- march 2006 at $0.0025 per share (Note 4)	120,000	120	180	-	-	-	300

Capital Subscription	-	-	-	(2,000)	-	-	(2,000)

Net loss for the year	-	-	-	-	-	(12,280)	(12,280)

Balance, March 31, 2006	90,520,000	90,520	(11,220)	(2,000)	-	(12,280)	65,020

Capital Stock issued for Cash:
- June 2006 at $0.0025 per share	8,000,000	8,000	12,000	-	-	-	20,000
- September 2006 at $0.0025 per share	800,000	800	1,200	-	-	-	2,000

Capital Subscription	-	-	-	2,000	-	-	2,000

Net loss for the year	-	-	-	-	-	(127,317)	(127,317)

Balance, March 31, 2007	99,320,000	99,320	1,980	-	-	(139,597)	(38,297)

Capital Stock issued for Cash:
- November 2007 to January 2008 at $0.25 per share	1,480,000	1,480	319,988	-	48,532	-	370,000

Issue Cost - legal	-	-	(3,382)	-	-	-	(3,382)

Net loss for the year	-	-	-	-	-	(212,504)	(212,504)

Balance, March 31, 2008	100,800,000	100,800	318,586	-	48,532	(352,101)	115,817

Capital Stock issued for Cash:
- June 3, 2008 at $0.25 per share	400,000	400	86,897	-	12,703	-	100,000

Shares Cancelled	(28,444,200)	(28,444)	28,444	-	-	-	-

Net loss for the year	-	-	-	-	-	(531,394)	(531,394)

Balance, March 31, 2009	72,755,800	72,756	433,927	-	61,235	(883,495)	(315,577)

1,480,000 warrants expired	-	-	48,532	-	(48,532)	-	-

Net loss for the year	-	-	-	-	-	(224,136)	(224,136)

Balance, March 31, 2010	72,755,800	72,756	482,459	-	12,703	(1,107,631)	(539,713)

400,000 warrants expired	-	-	12,703	-	(12,703)	-	-

Net loss for the period	-	-	-	-	-	(170,383)	(170,383)

Balance, December 31, 2010	72,755,800	72,756	495,162	-	-	(1,278,014)	(710,096)

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010
(Unaudited)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended March 31, 2010, has been omitted.  The results of operations for the nine month period ended December 31, 2010 are not necessarily indicative of results for the entire year ending March 31, 2011.

Management  has evaluated events occurring between the end of the fiscal quarter December 31, 2010 to the date of filing.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

2.	MINERAL CLAIM INTEREST

Elkhorn property

The Company owns a 100% interest in the Elkhorn property located in Beaverhead County, Montana with a carrying value of $5,217.

3.	CAPITAL STOCK

At December 31, 2010, there were no outstanding stock options.

Stock Purchase Warrants

At December 31, 2010, there were no outstanding share purchase warrants. Warrant transactions and the number of warrants outstanding at December 31, 2010 are summarized as follows:

	Year ended March 31, 2010			Nine months ended December 31, 2010
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Life in Years
Balance, Beginning	1,880,000	$0.35	0.79	400,000	$0.35	0.18
Expired	(1,480,000)	0.35	-	(400,000)	$0.35	-
Balance, End	400,000	$0.35	0.18	-	-	-

SILICA RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010
(Unaudited)

4.	RELATED PARTY TRANSACTIONS

As at December 31, 2010, the Company owed $12,017 (March 31, 2010 - $12,017) for expense reimbursements to a company with a director in common.

During the period ended December 31, 2010, the Company incurred $45,000 (December 31, 2009 - $30,000) as consulting fees  for mineral property exploration services rendered to a director and officer of the Company. As at December 31, 2010, the Company owed $131,000 (March 31, 2010 - $86,000) to this officer.

The above transactions have been recorded at exchange amount which is the amount of consideration established and agreed to by the related parties.  See Note 5.

5.	PROMISSORY NOTES

On May 27, 2008, the Company signed a promissory note, with a company that is a significant shareholder, due on August 26, 2008 in the amount of $50,000, unsecured with annual interest of 7%.  Interest of $2,637 was accrued during the nine months ended December 31, 2010.  The note was not repaid on its due date.  The note is due on demand and continues to accrue interest at its originally stated terms.

On September 12, 2008, the Company issued a promissory note in the amount of $20,000, unsecured, due and payable with accumulated interest within 190 days and bears interest of 8% per annum.  Interest of $1,205 was accrued during the nine months ended December 31, 2010. The note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms.

On November 20, 2008, the Company issued a promissory note, with a company that is a significant shareholder, in the amount of $4,000, unsecured, due and payable with accumulated interest within 6 months and bears interest of 10% per annum. The note was not repaid on its due date. Interest of $356 was accrued during the nine months ended December 31, 2010. The note is due on demand and continues to accrue interest at its originally stated terms. Two further unsecured notes with annual interest at 10% were issued by the Company to this shareholder on September 18, 2009 and November 13, 2009 in the amounts of $650 and $4,100 respectively, each for a one year term from the date of issue; the Company accrued an aggregate of $398 in interest on these notes during the nine months ended December 31, 2010.  In addition, two further unsecured notes denominated in Canadian dollars with annual interest at 10% were issued by the Company to this shareholder on September 3, 2009 and February 3, 2010 in the amounts of CDN$1,000 and CDN$10,000 respectively, each for a one year term from the date of issue; the Company accrued an aggregate of $826 in interest on these notes during the nine months ended December 31, 2010.  A further unsecured note with annual interest at 10% was issued by the Company to this shareholder on January 18, 2010 in the amount of $7,300, for a one year term from the date of issue; the Company accrued an aggregate of $552 in interest on this note during the nine months ended December 31, 2010. On July 6, 2010, the Company issued a promissory note in the amount of $7,000 ($2,000 received on May 19, 2010 and $5,000 on July 6, 2010) to a company that is a significant shareholder. The note is due on demand and accrues interest at 10% per annum.  Interest of $372 was accrued during the nine months  ended December 31, 2010.  A further three unsecured notes with annual interest at 10% was issued by the Company to this shareholder on September 13, 2010, November 19, 2010, and December 20, 2010 in the amounts of $5,300, CDN$10,200, and CDN$10,950 for a one year term from the date of issue; the Company accrued an aggregate of $328 in interest on these notes during the nine months ended December 31, 2010.

On December 3, 2008, the Company issued a promissory note to a company that is a significant shareholder, due June 4, 2009 in the amount of $75,000, unsecured with annual interest of 8% compounding monthly.  The note was not repaid on its due date. On June 16, 2009, the Company issued a second promissory note to this shareholder in the amount of $40,000. The note was due on December 16, 2009, is unsecured, and bears interest at 8% per annum compounded monthly. The note was not repaid on its due date. The Company accrued an aggregate of $7,796 in interest on these notes during the nine months ended December 31, 2010. The notes are due on demand and continue to accrue interest at their originally stated terms.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the nine month period ended December 31, 2010 and December 31, 2009, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

 The following table sets forth selected financial information for the periods indicated.

	Three Month Period Ended December 31,		Nine Month Period Ended December 31,		For the Period from October 7, 2005 (inception) to December 31,
	2010	2009	2010	2009	2010
Expenses
Depreciation	$-0-	$35	$-0-	$110	$1,228
Interest	5,160	4,056	14,394	9,922	35,702
Consulting	28,757	25,168	80,328	66,741	437,679
Legal	6,322	4,056	14,978	12,970	174,876
Management fees	-0-	-0-	-0-	-0-	15,000
Mineral property exploration	-0-	-0-	7,000	7,025	314,095
Office and administration	13,697	9,700	34,885	36,297	178,974
Professional services	2,600	1,100	18,798	26,356	110,126
Loss from operation	$(56,536)	$(43,681)	$(170,383)	$(159,421)	$(1,267,680)
Settlement of debt	-0-	-0-	-0-	-0-	8,593
Impairment of mineral properties	-0-	-0-	-0-	(3,580)	(18,927)
Net Loss	$(56,536)	$(43,681)	$(170,383)	$(163,001)	$(1,278,014)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATIONS - continued

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

Nine Month Period Ended December 31, 2010 Compared to Nine Month Period Ended December 31, 2009.

Our net loss for the nine month period ended December 31, 2010 was ($170,383) compared to a net loss of ($163,001) during the nine month period ended December 31, 2009 (an increase of $7,382). During the nine month periods ended December 31, 2010 and December 31, 2009, we did not generate any revenue.

During the nine month period ended December 31, 2010, we incurred expenses of $170,383 compared to $159,421 incurred during the nine month period ended December 31, 2009 (an increase of $10,962). This resulted in a loss from operations during the nine month period ended December 31, 2010 of ($170,383) as compared with the loss from operations during the nine month period ended December 31, 2009 of ($159,421) that excluded impairment of mineral properties in the amount of ($3,580). The expenses incurred during the nine month period ended December 31, 2010 consisted of: (i) consulting of $80,328 (2009: $66,741); (ii) depreciation of $-0- (2009: $110); (iii) interest of $14,394 (2009: $9,922); (iv) legal of $14,978 (2009: $12,970); (v) mineral property exploration of $7,000 (2009: $7,025); (vii) office and administration of $34,885 (2009: $36,297); and (viii) professional services of $18,798 (2009: $26,356).

Expenses incurred during the nine month period ended December 31, 2010 compared to the nine month period ended December 31, 2009 increased  nominally due to the increase in consulting charges, interest expense, and legal costs that were greater in aggregate than decreases in  professional services and office and administration. General and administrative expenses include corporate overhead, financial and administrative contracted services, marketing, and certain consulting costs.

Loss from operations of ($170,383) during the nine month period ended December 31, 2010 was adjusted by $-0- in impairment of mineral properties as compared to ($3,580) during the nine month period ended December 31, 2009 in impairment of mineral properties.  This resulted in a net loss for the nine month period ended December 31, 2010 of ($170,383) compared to a net loss for the nine month period ended December 31, 2009 of ($163,001).

The weighted average number of shares outstanding was 72,755,800 for both the nine month periods ended December 31, 2010 and December 31, 2009.

Three Month Period Ended December 31, 2010 Compared to Three Month Period Ended December 31, 2009.

Our net loss for the three month period ended December 31, 2010 was ($56,536) compared to a net loss of ($43,681) during the three month period ended December 31, 2009 (an increase of $12,855). During the three month periods ended December 31, 2010 and December 31, 2009, we did not generate any revenue.

During the three month period ended December 31, 2010, we incurred expenses of $56,536 compared to $43,681 incurred during the three month period ended December 31, 2009 (an increase of $12,855). This resulted in a loss from operations during the three month period ended December 31, 2010 of ($56,536) as compared with the loss from operations during the three month period ended December 31, 2009 of ($43,681). These expenses incurred during the three month period ended December 31, 2010 consisted of: (i) consulting of $28,757 (2009: $25,168); (ii) depreciation of $-0- (2009: $35); (iii) interest of $5,160 (2009: $4,056); (iv) legal of $6,321 (2009: $3,622); (v) office and administration of $13,697 (2009: $9,700); and (vii) professional services of $2,600 (2009:$1,100).

Expenses incurred during the three month period ended December 31, 2010 compared to the three month period ended December 31, 2009 increased nominally due to the increases in all categories of expenses.  This resulted in a net loss for the three month period ended December 31, 2010 of ($56,536) compared to a net loss for the three month period ended December 31, 2009 of ($43,681).

The weighted average number of shares outstanding was 72,755,800 for both the three month periods ended December 31, 2010 and December 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended December 31, 2010

As at the nine month period ended December 31, 2010, our current assets were $3,937 and our current liabilities were $719,249, which resulted in a working capital deficit of $715,312. As at the nine month period ended December 31, 2010, current assets were comprised of $379 in cash and $3,558 in receivables. As at the nine month period ended December 31, 2010, current liabilities were comprised of: (i) $295,341 in accounts payable and accrued liabilities; (ii) $280,891 in promissory notes; and (iii) $143,017 due to related parties.

As at the nine month period ended December 31, 2010, our total assets were $9,154 comprised of: (i) current assets of $3,937; and (ii) valuation of mining properties of $5,217. The slight increase in total assets during the nine month period ended December 31, 2010 from fiscal year ended March 31, 2010 was primarily due to the increase in receivables.

As at the nine month period ended December 31, 2010, our total liabilities were $719,249 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended December 31, 2010 from fiscal year ended March 31, 2010 was primarily due to the increase in accounts payable, amounts due to related parties, and promissory notes utilized to fund operations. See “Material Commitments.”

Stockholders’ deficit increased from ($539,713) for fiscal year ended March 31, 2010 to ($710,096) for the nine month period ended December 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2010, net cash flows used in operating activities was ($35,290) consisting primarily of a net loss of ($170,383). For the nine month period ended December 31, 2009, net cash flows used in operating activities was ($90,752) consisting primarily of a net loss of ($163,001). During the nine month period ended December 31, 2010, net cash flows used in operating activities was adjusted by items not requiring the use of cash for interest accrued in the amount of $14,470 (2009: $9,717), depreciation of $-0- (2009: $110), and impairment of mineral properties of $-0- (2009: $3,580). Net cash flows used in operating activities was further changed by ($1,845) (2009: $1,274) by receivables, and $77,468 (2009: $57,568) by accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the nine month periods ended December 31, 2010 and June 30, 2009, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either debt related advances or the issuance of equity and other debt instruments. For the nine month period ended December 31, 2010, net cash flows provided from financing activities was $33,612 compared to $89,194 for the nine month period ended December 31, 2009. Cash flows from financing activities for the nine month period ended December 31, 2010 consisted of $33,612 in promissory notes compared to cash flows from financing activities for the nine month period ended December 31, 2009 comprised of $45,750 in promissory notes in $43,444 in advances from related parties.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities and debt instruments. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) mineral property exploration; (ii) possible exploratory drilling initiatives on current and future properties; (iii) future property acquisitions; and, (iv) new business acquisitions under consideration and negotiation. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict or negate our business operations.

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

Advances and further private placements are expected to be adequate to fund our operations over the next nine months. However, we will require financing to enable us to complete our exploration programs, and to pay for our general and administrative expenses for the next 12 months.

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

Promissory Notes

On May 27, 2008, the Company signed a promissory note, with a company that is a significant shareholder, due on August 26, 2008 in the amount of $50,000, unsecured with annual interest of 7%.  Interest of $2,637 was accrued during the nine months ended December 31, 2010.  The note was not repaid on its due date.  The note is due on demand and continues to accrue interest at its originally stated terms.

On September 12, 2008, the Company issued a promissory note in the amount of $20,000, unsecured, due and payable with accumulated interest within 190 days and bears interest of 8% per annum.  Interest of $1,205 was accrued during the period ended December 31, 2010. The note was not repaid on its due date. The note is due on demand and continues to accrue interest at its originally stated terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

MATERIAL COMMITMENTS - continued

On November 20, 2008, the Company issued a promissory note, with a company that is a significant shareholder, in the amount of $4,000, unsecured, due and payable with accumulated interest within 6 months and bears interest of 10% per annum. The note was not repaid on its due date. Interest of $356 was accrued during the nine months ended December 31, 2010. The note is due on demand and continues to accrue interest at its originally stated terms. Two further unsecured notes with annual interest at 10% were issued by the Company to this shareholder on September 18, 2009 and November 13, 2009 in the amounts of $650 and $4,100 respectively, each for a one year term from the date of issue; the Company accrued an aggregate of $398 in interest on these notes during the nine months ended December 31, 2010.  In addition, two further unsecured notes denominated in Canadian dollars with annual interest at 10% were issued by the Company to this shareholder on September 3, 2009 and February 3, 2010 in the amounts of CDN$1,000 and CDN$10,000 respectively, each for a one year term from the date of issue; the Company accrued an aggregate of $826 in interest on these notes during the nine months ended December 31, 2010.  A further unsecured note with annual interest at 10% was issued by the Company to this shareholder on January 18, 2010 in the amount of $7,300, for a one year term from the date of issue; the Company accrued an aggregate of $552 in interest on this note during the nine months ended December 31, 2010. On July 6, 2010, the Company issued a promissory note in the amount of $7,000 ($2,000 received on May 19, 2010 and $5,000 on July 6, 2010) to a company that is a significant shareholder. The note is due on demand and accrues interest at 10% per annum.  Interest of $372 was accrued during the period ended December 31, 2010.  A further three unsecured notes with annual interest at 10% was issued by the Company to this shareholder on September 13, 2010, November 19, 2010, and December 20, 2010 in the amounts of $5,300, CDN$10,200, and CDN$10,950 for a one year term from the date of issue; the Company accrued an aggregate of $328 in interest on these notes during the nine months ended December 31, 2010.

On December 3, 2008, the Company issued a promissory note to a company that is a significant shareholder, due June 4, 2009 in the amount of $75,000, unsecured with annual interest of 8% compounding monthly.  The note was not repaid on its due date. On June 16, 2009, the Company issued a second promissory note to this shareholder in the amount of $40,000. The note was due on December 16, 2009, is unsecured, and bears interest at 8% per annum compounded monthly. The note was not repaid on its due date. The Company accrued an aggregate of $7,796 in interest on these notes during the nine months ended December 31, 2010. The notes are due on demand and continue to accrue interest at their originally stated terms.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SILICA RESOURCES CORPORATION

Dated: February 2, 2011	By:	/s/ Paul Brock
Paul Brock, President and
Chief Executive Officer

Dated: February 2, 2011	By:	/s/ Paul Brock
Paul Brock, Chief Financial Officer